Form 10QSB
period 2003-03-31
649 COM INC
filed 2003-08-08
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended: MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                                  649.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Texas                         0-30381              760495640
(State or other jurisdiction of     (Commission File        (IRS Employer
 incorporation or organization)          Number)          Identification No.)



     Suite 202, 1166 Alberni Street                             V6E 3Z3
   Vancouver, British Columbia, Canada
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)



      Issuer's telephone number                              (604) 648-2090
        (including area code)



-----------------------------------------    -----------------------------------
 (Former name, former address and former                  (Zip Code)
fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ ]    No   [X]
--------------------------------------------------------------------------------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   [ ]    No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,520,650 COMMON SHARES AS AT MARCH 31, 2003.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes   [ ]    No   [X]
(Check one)


--------------------------------------------------------------------------------

                                  649.COM INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART 1 - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Statement of Operations and Comprehensive Loss. . . . . . . . . F-3

Consolidated Statement of Cash Flow  . . . . . . . . . . . . . . . . . . . . F-4

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-5


--------------------------------------------------------------------------------
                                                                        Page F-1

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)


-----------------------------------------------------------------------------------------------
                                                                    March 31,     December 31,
                                                                       2003           2002
                                                                   (Unaudited)     (Audited)
                                                                        $              $
-----------------------------------------------------------------------------------------------

                                    ASSETS

                        Current Assets

Cash                                                                       761           2,452
-----------------------------------------------------------------------------------------------
                        Total Assets                                       761           2,452
===============================================================================================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                        Current Liabilities

Accounts payable                                                       179,974         123,674
Accrued liabilities                                                        670           6,000
Due to stockholders (Note 4)                                             8,242           8,242
Due to non-related parties (Note 5)                                    425,229         421,355
-----------------------------------------------------------------------------------------------
                        Total Current Liabilities                      614,115         559,271
-----------------------------------------------------------------------------------------------
                        Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a
par value of $0.001; 47,520,650, (December 31, 2002 -
47,520,650)                                                             47,521          47,521
Preferred stock, 5,000,000 shares authorized with a par value of
$0.001                                                                                       -

Additional paid-in capital                                           1,530,557       1,530,557

Donated capital (Notes 4 and 5)                                        234,495         218,302

Deficit Accumulated During the Development Stage                    (2,425,927)     (2,353,199)
-----------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                           (613,354)       (556,819)
-----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                761           2,452
===============================================================================================


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------------
                                                                Accumulated from
                                                                  June 13, 1990
                                        Three Months Ended     (Date of Inception)
                                             March 31,             to March 31,
                                        2003          2002              2003
                                         $             $                 $
-----------------------------------------------------------------------------------
Revenue                                       -             -                45,500
-----------------------------------------------------------------------------------

Expenses

Accounts payable written-off                                                (83,512)
Consulting fees                          30,000             -                30,000
Depreciation and amortization                                                 4,111
Equipment and software written-off                                           54,188
General and administrative               11,535         2,897               541,673
Imputed interest                         16,193        18,714               234,495
Internet and web hosting fees            15,000             -                15,000
Prepaid expenses written-off                  -             -                36,000
Research and development                      -             -               204,650
Stock-based compensation                      -             -             1,434,822
-----------------------------------------------------------------------------------
Total Expenses                           72,728        21,611             2,471,427
-----------------------------------------------------------------------------------
Net Loss for the Period                 (72,728)      (21,611)            2,425,927
===================================================================================

Basic loss per share                          -             -
===================================================================================
Weighted average number
of common shares outstanding         47,520,650    18,520,650
===================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    The accompanying notes are an integral part of these financial statements
                                       F-3


649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended March 31
(U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------
                                                        2003       2002
                                                          $          $
--------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                               (72,728)   (21,611)

Adjustments to reconcile net loss to cash

Imputed interest                                        16,193     18,714
Increase in accounts payable and accrued liabilities    50,970       (196)
--------------------------------------------------------------------------

Net Cash Used In Operating Activities                   (5,565)    (3,093)
--------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances                                                 3,874          -
--------------------------------------------------------------------------

Net Cash Provided By Financing Activities                3,874          -
--------------------------------------------------------------------------

Decrease in Cash                                        (1,691)    (3,093)

Cash - Beginning of Period                               2,452         39
--------------------------------------------------------------------------

Cash - End of Period                                       761     (3,054)
==========================================================================


    The accompanying notes are an integral part of these financial statements
                                       F-4

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(Unaudited)

1.   Nature of Operations and Continuance of Business

     649.com, Inc. (formerly, Market Formulation and Research Corp.) (a Development Stage Company) (the "Company") was originally incorporated under the laws of the State of Nevada on June 13, 1990 as MMM-Hunter Associates, Inc. The Company was re-incorporated in Texas on March 1, 1996 under the name Market Formulation and Research Corp., for the purpose of providing market formulation and research services. On May 12, 1999, the Company amended its articles of incorporation, changed the name of the Company to 649.com, Inc., and effected a 5-for-1 forward stock split.

     On September 15, 1999, the Company entered into a Plan of Reorganization and Acquisition (the "Acquisition Agreement") with 649.com, Inc., a private company based in Alberta, Canada ("649"). Under the terms of the Acquisition Agreement, the Company was required to issue 6,500,000 shares of its common stock and $100,000 cash to the sole stockholder of 649, Bay Cove Investments Limited, in exchange for all of the outstanding common shares of 649. The total purchase price was $100,000. As of December 31, 1999, the cash portion of the acquisition price had not yet been paid, and accordingly, such amount is included in due to stockholders (Note 4). No amount was recorded for the issuance of shares.

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized any revenue, has a working capital deficit of $613,354, and has accumulated operating losses of $2,425,927 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.   Recapitalization

     On September 15, 1999, the Company entered into a Plan of Reorganization and Acquisition (the "Acquisition Agreement") with 649.com, Inc., a private company based in Alberta, Canada ("649"). Under the terms of the Acquisition Agreement, the Company was required to issue 6,500,000 shares of its common stock and $100,000 cash to the sole stockholder of 649, Bay Cove Investments Limited, in exchange for all of the outstanding common shares of 649. The total purchase price was $100,000. As of December 31, 1999, the cash portion of the acquisition price had not yet been paid, and accordingly, such amount is included in due to stockholders (Note 4). No amount was recorded for the issuance of shares.

     This acquisition was essentially a recapitalization of the Company and a reverse takeover by 649. Pursuant to reverse takeover accounting, goodwill and other intangible assets are not recorded. The acquisition was accounted for using the purchase method of accounting for reverse takeovers whereby the historical financial statements are those of 649 and the Company's net liabilities of $120,383 were assumed. The purchase price was allocated based on the net book value of the net assets of 649 on the date of acquisition and cash consideration of $100,000 and liabilities assumed of $120,383 were treated as a reduction of paid in capital in accordance with rules of accounting for reverse takeovers.


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(Unaudited)


3.   Significant Accounting Principles

     a)   Basis of Accounting

          These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in United States dollars.

     b)   Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 649.com, Inc.

     c)   Year End

          The Company's fiscal year end is December 31.

     d)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     e)   Foreign Exchange

          The wholly-owned operating subsidiary is domiciled in Canada and primarily uses the Canadian dollar as its currency.

          Transactions undertaken in Canadian dollars are translated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in Canadian dollars are then translated to US dollars using the period end rate. Any exchange gains and losses are included in operations.

     f)   Use of Estimates

          The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's best estimates as additional information becomes available in the future.

     g)   Revenue Recognition

          Revenue will be recognized when the game has been completed and will be recorded net of payments.

     h)   Long-Lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.


--------------------------------------------------------------------------------
                                                                        Page F-6

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(Unaudited)


3.   Significant Accounting Principles (continued)

     i)   Software Development Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2003.

     j)   Accounting for Employee Stock Options

          In conformity with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

     k)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

     l)   Comprehensive Income

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital, in the equity section of a statement of financial position. The Company had no items of other comprehensive income
          (loss) during each of the periods presented in the accompanying financial statements.

     m)   Financial Instruments

          The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances from related parties and others. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.


--------------------------------------------------------------------------------
                                                                        Page F-7

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(Unaudited)


3.   Significant Accounting Principles (continued)

     n)   New Accounting Pronouncements

          FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position".

     o)   Interim Financial Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(Unaudited)


4.   Related Party Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). No formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital") a non-related party assumed the amount due to Bay Cove. As a result, the Company owes net advances of $Nil at March 31, 2003 (2002:
     $472,500). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $Nil (2002: $18,405) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of March 31, 2003, the Company owes this stockholder $8,242. During the three months ended March 31, 2003 imputed interest of $309 was charged to operations and treated as donated capital.

5.   Due to Non-Related Parties

     The amounts owing to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. During the three months ended March 31, 2003 imputed interest of $15,884 was charged to operations and treated as donated capital.

6.   Common Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at March 31, 2003 and December 31, 2002 there were no outstanding stock options.

     The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Pink Sheets.


--------------------------------------------------------------------------------
                                                                        Page F-9

ITEM 2. MANAGEMENTS' DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             649.COM INC. (ABET.PK)
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is an on-line gaming software marketing company. They have developed a proprietary, instant on-line lottery software program that they intend to license to legally operated lottery organizations which are typically land based Government operated agencies. The game, which is played on-line, is similar to the well known land based lottery game known as "PowerBall" in the USA and 'lotto 649' in Canada, the United Kingdom, Spain, France, Holland and Germany.

The Company will earn revenue from the sale of licenses and from royalty fees generated from the gross revenue of the Licensee's lottery operation.

The Company has not yet commenced marketing but expects to sell a License to operate an on-line lottery game for approximately $250,000 and earn an on-going royalty fee of 5% of the licensees' ticket sales. The Company does not propose to sell a License to any Company that is not operating under government license or in a jurisdiction that does not allow on-line gaming. The Company proposes to sell Licenses to government lottery agencies around the world and to foreign-based corporations in jurisdictions that support Internet gaming including Australia, England, South Africa, Isle of Man, Liechtenstein, St Kitts and others.


RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, selected information from 649.com's consolidated statement of operations:


                                             Three Months        Three Months
                                          Ended of March 31   Ended of March 31
                                                 2003                2002
--------------------------------------------------------------------------------

Operating Expenses                                   72,728              21,611
Income (loss) from continuing operations            (72,728)            (21,611)
Net (loss) Income                                   (72,728)            (21,611)


Information shown is for the three months ended Mar 31, 2003 and Mar 31, 2002 respectively.


--------------------------------------------------------------------------------

THREE-MONTH PERIOD ENDED MARCH 31, 2003

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2003 were $72,728 compared to $21,611 at March 31, 2002. The major expense items were for consulting fees, administrative, Internet and web hosting fees. The increase in operating expenses is a result of the Company preparing to launch their marketing initiative.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2003.


FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2003 the Company had cash and cash equivalents totaling $761 compared to $2,452 at March 31, 2002

There are no cash activities from financing activities for the three months ended March 31, 2002.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None.


--------------------------------------------------------------------------------

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                649.COM INC.
                                                (Registrant)



August 7, 2003                                  /s/ John Buddo
-----------------------------------------       --------------------------------
(Date)                                          John Buddo
                                                President, Director


--------------------------------------------------------------------------------

                            SECTION 302 CERTIFICATION


I, John Buddo certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of 649.com Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



August 7, 2003                                  /s/ John Buddo
-----------------------------------------       --------------------------------
(Date)                                          John Buddo
                                                President, Director


--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of 649.com Inc. on form 10-Q for the period ended March 31st, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Buddo, President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 7, 2003                                  /s/ John Buddo
-----------------------------------------       --------------------------------
(Date)                                          John Buddo
                                                President, Director


--------------------------------------------------------------------------------