Form 10QSB
period 2003-06-30
649 COM INC
filed 2003-08-08
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended: JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                                  649.COM, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


             Texas                      0-30381                  760495640
--------------------------------  -----------------  ---------------------------------
(State or other jurisdiction of    (Commission File  (IRS Employer Identification No.)
incorporation or organization)          Number)

           Suite 202, 1166 Alberni Street
         Vancouver, British Columbia, Canada                  V6E 3Z3
         -----------------------------------                  -------
      (Address of principal executive offices)              (Zip Code)


            Issuer's telephone number
              (including area code)                       (604) 648-2090
                                           ------


         ------------------------------------------          ----------
         (Former name, former address and former
         fiscal year, if changed since last report)          (Zip Code)


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

Yes  [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,520,650 COMMON SHARES AS AT JUNE 30, 2003.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes  [ ]    No[X]
(Check one)


--------------------------------------------------------------------------------

                                  649.COM INC.
                          (A Development Stage Company)

                                  FORM 10-QSB


PART 1 - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Statement of Operations and Comprehensive Loss . . . . . . . . .F-3

Consolidated Statement of Cash Flow . . . . . . . . . . . . . . . . . . . . .F-4

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .F-5



--------------------------------------------------------------------------------
                                                                        Page F-1

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

----------------------------------------------------------------------------------------------
                                                                      June 30,    December 31,
                                                                        2003         2002
                                                                     (Unaudited)   (Audited)
                                                                          $            $
----------------------------------------------------------------------------------------------
              ASSETS

          Current Assets
Cash                                                                       566        2,452
----------------------------------------------------------------------------------------------

          Total Assets                                                     566        2,452
----------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' DEFICIT

          Current Liabilities

Accounts payable                                                       233,974      123,674
Accrued liabilities                                                      1,356        6,000
Due to stockholders (Note 4)                                             8,242        8,242
Due to non-related parties (Note 5)                                    427,706      421,355
----------------------------------------------------------------------------------------------

          Total Current Liabilities                                    671,278      559,271
----------------------------------------------------------------------------------------------

          Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a
par value of $0.001; 47,520,650, (December 31, 2002 -
47,520,650)                                                             47,521       47,521
Preferred stock, 5,000,000 shares authorized with a par value of
$ 0.001                                                                      -            -

Additional paid-in capital                                           1,530,557    1,530,557

Donated capital (Notes 4 and 5)                                        250,825      218,302

Deficit Accumulated During the Development Stage                    (2,499,615)  (2,353,199)
----------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                           (670,712)    (556,819)
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                566        2,452
==============================================================================================


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                                          Accumulated from
                                                                                            June 13, 1990
                                         Three Months Ended           Six Months Ended   (Date of Inception)
                                               June 30                     June 30           to June 30,
                                         2003          2002          2003          2002         2003
                                          $             $             $             $            $
--------------------------------------------------------------------------------------------------------
Revenue                                        -             -             -             -       45,500
--------------------------------------------------------------------------------------------------------

Expenses

Accounts payable written-off                   -             -             -             -      (83,512)
Consulting fees                           30,000             -        60,000             -       60,000
Depreciation and amortization                  -             -             -             -        4,111
Equipment and software written-off             -             -             -             -       54,188
General and administrative                12,358        13,876        23,893        16,772      554,031
Imputed interest                          16,330        18,714        32,523        37,429      250,825
Internet and web hosting fees             15,000             -        30,000             -       30,000
Prepaid expenses written-off                   -             -             -             -       36,000
Research and development                       -        17,200             -        17,200      204,650
Stock-based compensation                       -             -             -             -    1,434,822
--------------------------------------------------------------------------------------------------------

Total Expenses                            73,688        49,790       146,416        71,401    2,545,115
--------------------------------------------------------------------------------------------------------

Net Loss for the Period                  (73,688)      (49,790)     (146,416)      (71,401)  (2,499,615)
--------------------------------------------------------------------------------------------------------

Basic loss per share                           -             -             -             -
--------------------------------------------------------------------------------------------------------

Weighted average number
of common shares outstanding          47,520,650    18,520,650    47,520,650    18,520,650
--------------------------------------------------------------------------------------------------------

(Diluted loss per share has not been presented as the result is anti-dilutive)


    The accompanying notes are an integral part of these financial statements
                                      F-3

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended June 30
(U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------
                                                          2003       2002
                                                           $          $
---------------------------------------------------------------------------

Cash Flows To Operating Activities

Net loss                                                (146,416)  (71,401)

Adjustments to reconcile net loss to cash

Imputed interest                                          32,523    37,429

Changes in non-cash working capital items

Increase in accounts payable and accrued liabilities     105,656    15,803
---------------------------------------------------------------------------

Net Cash Used In Operating Activities                     (8,237)  (18,169)
---------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances                                                   6,351    15,053
---------------------------------------------------------------------------

Net Cash Provided By Financing Activities                  6,351    15,053
---------------------------------------------------------------------------

Decrease in Cash                                          (1,886)   (3,116)

Cash - Beginning of Period                                 2,452        41
---------------------------------------------------------------------------

Cash - End of Period                                         566    (3,075)
---------------------------------------------------------------------------


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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $670,712, and has accumulated operating losses of $2,499,615 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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

4.   Related  Party  Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). No formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital") a non-related party assumed the amount due to Bay Cove. As a result, the Company owes net advances of $Nil at June 30, 2003 (2002:
     $472,500).  Such  amount  was  not


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. Dollars)
(Unaudited)

4.   Related  Party  Transactions/Balances  (continued)

     collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $Nil (2002: $18,405) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of June 30, 2003, the Company owes this stockholder $8,242. During the six months ended June 30, 2003 imputed interest of $618 was charged to operations and treated as donated capital.

5.   Due  to  Non-Related  Parties

     The amounts owing to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. During the six months ended June 30, 2003 imputed interest of $31,905 was charged to operations and treated as donated capital.

6.   Common  Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at June 30, 2003 and December 31, 2002 there were no outstanding stock options.

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, selected information from 649.com's consolidated statement of operations:

                                                 Three Months    Three Months
                                                 Ended June 30   Ended June 30
                                                      2003           2002
------------------------------------------------------------------------------
     Operating Expenses                              73,688         49,790
     Income (loss) from continuing operations       (73,688)       (49,790)
     Net (loss) Income                              (73,688)       (49,790)

Information shown is for the three months ended June 30, 2003 and June 30, 2002 respectively.


--------------------------------------------------------------------------------

THREE-MONTH PERIOD ENDED JUNE 30, 2003

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2003 were $73,688 compared to $49,790 at June 30, 2002. The major expense items were for consulting fees, administrative, Internet and web hosting fees. The increase in operating expenses is a result of the Company preparing to launch their marketing initiative.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended June 30, 2003.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2003 the Company had cash and cash equivalents totaling $566 compared to $2,452 at June 30, 2002

There are no cash activities from financing activities for the three months ended June 30, 2003.

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

                                        649.COM INC.
                                        (Registrant)

August 7, 2003                          /s/ John Buddo
----------------------------------      ----------------------------------------
                                        John Buddo
(Date)                                  President, Director


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

August 7, 2003                          /s/ John Buddo
-----------------------------------     ----------------------------------------
(Date)                                  John Buddo
                                        President, Director


--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of 649.com Inc. on form 10-Q for the period ended June 30th, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Buddo, President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 7, 2003                          /s/ John Buddo
-----------------------------------     ----------------------------------------
(Date)                                  John Buddo
                                        President, Director


--------------------------------------------------------------------------------