Form 10QSB
period 2003-09-30
649 COM INC
filed 2003-11-14
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  SEPTEMBER 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________ to ________________


                                  649.COM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                   0-30381                 760495640
---------------------------------   -----------               ----------
(State or other jurisdiction        (Commission             (IRS Employer
of incorporation or organization)   File Number)         Identification No.)


   Suite 505, 1166 Alberni Street
   Vancouver, British Columbia, Canada                         V6E 3Z3
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


     Issuer's telephone number                              (604) 648-2090
       (including area code)


   Suite 202, 1166 Alberni Street
 Vancouver, British Columbia, Canada                            V6E 3Z3
----------------------------------------                      ----------
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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,520,650 COMMON SHARES AS AT NOVEMBER 13, 2003.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ]     No [X]
(Check one)

--------------------------------------------------------------------------------

                                  649.COM INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Statement of Operations and Comprehensive Loss. . . . . . . . . F-3

Consolidated Statement of Cash Flow. . . . . . . . . . . . . . . . . . . . . F-4

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-5





--------------------------------------------------------------------------------
                                                                        Page F-1

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

=====================================================================================================
                                                                        September 30,   December 31,
                                                                            2003            2002
                                                                             $                $
                                                                         (unaudited)      (audited)
-----------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                              433          2,452
-----------------------------------------------------------------------------------------------------
Total Assets                                                                      433          2,452
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                              285,674        123,674
Accrued liabilities                                                             1,289          6,000
Due to stockholders                                                             8,242          8,242
Due to non-related parties                                                    433,717        421,355
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     728,922        559,271
-----------------------------------------------------------------------------------------------------

Stockholders' Deficit

Preferred stock, 5,000,000 shares authorized
with a par value of $0.001
Common Stock: 100,000,000 common shares authorized with a par value
of $0.001; 47,520,650, (December 31, 2002 - 47,520,650)                        47,521         47,521

Additional paid-in capital                                                  1,530,557      1,530,557

Donated capital                                                               267,321        218,302

Deficit Accumulated During the Development Stage                           (2,573,888)    (2,353,199)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                  (728,489)      (556,819)
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                       433          2,452
=====================================================================================================

    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)
==========================================================================================================
                                                                                          Accumulated from
                                                                                            June 13, 1990
                                                                                              (Date of
                                           Three Months Ended          Nine Months Ended      Inception)
                                              September 30                September 30     to September 30,
                                           2003          2002          2003          2002        2003
                                             $             $             $             $           $
==========================================================================================================
Revenue                                          -             -             -             -       45,500
----------------------------------------------------------------------------------------------------------

Expenses

  Accounts payable written-off                   -             -             -             -      (83,512)
  Consulting fees                           30,000        10,000        90,000        10,000      130,000
  Depreciation and amortization                  -             -             -             -        4,111
  Equipment and software written-off             -             -             -             -       54,188
  General and administrative                12,777        16,105        36,670        32,877      566,808
  Imputed interest                          16,496        19,807        49,019        57,236      267,321
  Internet and web hosting fees             15,000        25,000        45,000        25,000       85,000
  Prepaid expenses written-off                   -             -             -             -       36,000
  Research and development                       -       (10,000)            -         7,200      124,650
  Stock-based compensation                       -             -             -             -    1,434,822
----------------------------------------------------------------------------------------------------------

Total Expenses                              74,273        60,912       220,689       132,313    2,619,388
----------------------------------------------------------------------------------------------------------

Net Loss for the Period                    (74,273)      (60,912)     (220,689)     (132,313)  (2,573,888)
==========================================================================================================

Basic loss per share                             -             -             -          (.01)
==========================================================================================================

Weighted average number of
common shares outstanding               47,520,650    18,520,650    47,520,650    18,520,650
==========================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)

    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)
                                                            Nine Month Ended
                                                           September 30, 2003
                                                            2003         2002
                                                              $            $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                                  (220,689)    (132,313)

Adjustments to reconcile net loss to cash

Imputed interest                                            49,019       57,236

Changes in non-cash working capital items

Increase in accounts payable and accrued liabilities       157,288       70,196
--------------------------------------------------------------------------------

Net Cash Used In Operating Activities                      (14,382)     (24,881)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances                                                    12,363       29,139
--------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                   12,363       29,139
--------------------------------------------------------------------------------

Increase (Decrease) in Cash                                 (2,019)       4,258

Cash - Beginning of Period                                   2,452           41
--------------------------------------------------------------------------------
Cash - End of Period                                           433        4,299
================================================================================

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

     On September 15, 1999, the Company entered into a Plan of Reorganization and Acquisition (the "Acquisition Agreement") with 649.com, Inc., a private company based in Alberta, Canada ("649"). Under the terms of the Acquisition Agreement, the Company was required to issue 6,500,000 shares of its common stock and $100,000 cash to the sole stockholder of 649, Bay Cove Investments Limited, in exchange for all of the outstanding common shares of 649. The total purchase price was $100,000. As of September 30, 2003, the cash portion of the acquisition price had not yet been paid. During fiscal 2002 EuroCapital Holdings AW "EuroCapital" a non related party assumed the amount due to Bay Cove (Notes 4 and 5). No amount was recorded for the issuance of shares.

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized any revenue, has a working capital deficit of $728,489, and has accumulated operating losses of $(2,573,888) since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

     The Company filed an 10SB registration statement which has been approved by the SEC. The Company is currently trading on the Pink Sheets and is in the process of applying for a listing on the OTC BB.


2.   Recapitalization

     On September 15, 1999, the Company entered into a Plan of Reorganization and Acquisition (the "Acquisition Agreement") with 649.com, Inc., a private company based in Alberta, Canada ("649"). Under the terms of the Acquisition Agreement, the Company was required to issue 6,500,000 shares of its common stock and $100,000 cash to the sole stockholder of 649, Bay Cove Investments Limited, in exchange for all of the outstanding common shares of 649. The total purchase price was $100,000. As of September 30, 2003, the cash portion of the acquisition price had not yet been paid. During fiscal 2002 EuroCapital Holdings AW "EuroCapital" a non related party assumed the amount due to Bay Cove (Notes 4 and 5). No amount was recorded for the issuance of shares.

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


--------------------------------------------------------------------------------
                                                                        Page F-6

649.com,  Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


3.        Significant  Accounting  Principles  (continued)

     i)   Software  Development  Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of September 30, 2003.

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


4.   Related  Party  Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). Nor formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital") a non-related party assumed the amount due to Bay Cove. As a result, the Company owes net advances of $Nil at September 30, 2003 (2002: $472,500). Such amount was not collateralized, did not bear


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com,  Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


     interest, and had no stated repayment terms. Imputed interest of $Nil (2002: $53,156) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of September 30, 2003, the Company owes this stockholder $8,242. During the nine months ended September 30, 2003 imputed interest of $927 was charged to operations and treated as donated capital.


5.   Due  to  Non-Related  Parties

     The amounts owing to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. During the nine months ended September 30, 2003 imputed interest of $48,092 was charged to operations and treated as donated capital.


6.   Common  Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at September 30, 2003 and December 31, 2002 there were no outstanding stock options.

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


--------------------------------------------------------------------------------
                                                                        Page F-9

                             649.COM INC. (ABET.PK)
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)


OVERVIEW

The Company is an on-line gaming software marketing company. They have developed a proprietary, instant on-line lottery software program that they intend to license to legally operated lottery organizations, which are typically land based Government operated agencies. The game, which is played on-line, is similar to the well-known land based lottery game known as "PowerBall" in the USA and 'lotto 649' in Canada, the United Kingdom, Spain, France, Holland and Germany.

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


ITEM 2. MANAGEMENTS' DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          a)   PLAN  OF  OPERATION.

               i) The Company has negotiated an Insurance Policy with PIMS Insurance Company of the United Kingdom to provide the Company with a guarantee of 1 million as the Prize pool for the winner of the 649.com instant lottery draw.

               ii) The cost of this Insurance Policy is 65,000 ($100,000) and the Company proposes to raise up to $250,000 to cover this cost and provide working capital for marketing and overheads.

               iii) As  soon as the Company has raised the funding, they will be in  a position to launch the marketing and Sale of Licenses.

               iv) The Company also proposes to enhance the current software by developing more Lottery games such as the ability to bet on the number of colored balls and the total aggregate of the winning numbers.


--------------------------------------------------------------------------------

RESULTS  OF  CONTINUING  OPERATIONS

The following table sets forth, for the periods indicated, selected information from 649.com's consolidated statement of operations:

                                                Three Months    Three Months
                                               Ended Sept 30   Ended Sept. 30
                                                    2003            2002
     ------------------------------------------------------------------------

     Operating Expenses                            74,273          60,912
     Income (loss) from continuing operations     (74,273)        (60,912)
     Net (loss) Income                            (74,273)        (60,912)

Information shown is for the three months ended September 30, 2003 and September 30, 2002 respectively.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2003 were $74,273 compared to $60,912 at September 30, 2002. The major expense items were for consulting fees, administrative, Internet and web hosting fees. The increase in operating expenses is a result of the Company preparing to launch their marketing initiative.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2003 were $220,689 compared to $132,313 at September 30, 2002. The major expense items were for consulting fees, administrative, Internet and web hosting fees. The increase in operating expenses is a result of higher consulting fees during that period.


FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 2003 the Company had cash and cash equivalents totaling $433 compared to $2,452 at December 31, 2002

The Company received cash advances of $12,363 and used $14,000 to fund their operating activities.


--------------------------------------------------------------------------------

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


                                                649.COM  INC.
                                                (Registrant)



November 13, 2003                               /s/  John  Buddo
-----------------                               --------------------------
                                                John  Buddo
(Date)                                          President,  Director


--------------------------------------------------------------------------------