Form 10KSB
period 2003-12-31
649 COM INC
filed 2004-03-30
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                                  649.COM INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                          0-30381               760495640
--------------------------------      -----------------      -------------------
(State or other jurisdiction of        (Commission File         (IRS Employer
incorporation or organization)              Number)          Identification No.)


     Suite 212, 1166 Alberni Street                               V6E 3Z3
   Vancouver, British Columbia, Canada
------------------------------------------                     ---------------
 (Address of principal executive offices)                        (Zip Code)


Issuer's telephone number                                       (604) 648-2090
(including area code)


     Suite 505, 1166 Alberni Street                                V6E 3Z3
   Vancouver, British Columbia, Canada
------------------------------------------                     ---------------
 (Address of principal executive offices)                        (Zip Code)
 (Former name, former address and former
fiscal year, if changed since last report)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year.  $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 30, 2004 - $0.005. There are 29,000,000 shares of voting common stock of the Company held by affiliates.


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

March 30, 2004 - 47,520,650 Common Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format     Yes  [X]     No   [_]

                                  649.COM INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .  1

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .  2

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .  2

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .  2

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . .  3

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .  4

Item 7.   FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . .  F-1

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . .  6

Item 8a.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .  6

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . .  6

Item 10.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . .  8

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  .  9

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . 10

Item 13.  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES  . . . . . . . . . . . . . 11

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of 649.com Inc., a company organized under the laws of Texas (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of 649.com Inc. is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

These factors include, among others, the risk factors discussed in the section entitled "risk factors." We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART 1

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We were incorporated in Texas on March 1, 1996 under the name Market Formulation and Research Corp., for the purpose of providing market formulation and research services. From 1996 until 1999, we engaged in the activity of locating potential merger and acquisition candidates, and thus had no material operations.

On May 12, 1999, in contemplation of acquiring 649.com, Inc., an Alberta, Canada corporation ("649-Canada"), we changed our name to 649.com, Inc. Effective on September 15, 1999, we acquired all of 649-Canada in a business combination described as a "reverse acquisition." As we had no material operations prior to the acquisition, the acquisition has been treated for accounting purposes as the acquisition of 649 (the Registrant) by 649-Canada.

BUSINESS DEVELOPMENT

We operate as an on-line gaming software marketing company who have developed a proprietary instant on-line Lottery software program that we intend to license to legally operated lottery organizations which are typically land based Government operated agencies. The game which is played on-line is similar to the well-known land based Lottery game known as "PowerBall" in the USA and 'lotto 649' in Canada, the United Kingdom, Spain, France, Holland and Germany.

Revenue will be earned from the sale of licenses and from royalty fees generated from the gross revenue of the Licensee's Lottery operation.

649.com expects to sell a License to operate an on-line Lottery game for approximately $250,000 and expects to earn an on going royalty fee of 5% of the licensees' ticket sales. We do not propose to sell a License to any company that is not operating under government license or in a jurisdiction that allows on-line gaming. We propose to sell Licenses to government lottery agencies around the world and to foreign-based corporations in jurisdictions that support Internet gaming including Australia, England, South Africa, Isle of Man, Liechtenstein, St Kitts and others.

We entered into an Agreement with Syntec Software on 15th July, 2002 whereby Syntec agreed to update and redevelop the 649.com software program game client interface in flash and to provide a full management suite and tracking system as well as the integration of a cashier system. Syntec also agreed to move the database from Oracle and create a database in MYSQL.

Under the terms of the Agreement, Syntec had undertaken to complete the play for fun model by December 30th 2002 and the pay-for-play model by April 2003. Syntec has completed both models, which are ready for launch.

We have requested Syntec Software to further develop a new software program, similar to a conventional lottery game, which will enable a land based lottery organization to sell millions of tickets on-line, for a specific draw date, as an alternative to the instant draw.

In October 2003, we amended our original Agreement with Syntec who agreed to waive the fees for the period dating February 1st to October 1st 2003 and not charge any additional fees, until such time that the software had been launched.

We have requested J. Alexander Securities to act as a market maker for 649.com.
J. Alexander Securities have filed a 15(c)2(11) with the National Association of Securities Dealers (NASD).


ITEM 2.   DESCRIPTION OF PROPERTY

At present, in order to reduce overhead expenses, 649.com does not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our shareholders for office space located at Suite 212, 1166 Alberni Street, Vancouver, British Columbia, Canada. The monthly rental rate, which includes administrative costs, office rent, and related utility charges, is currently $500 per month.


ITEM 3.   LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its' business. We are not currently involved in any such litigation which we believe could have a materially adverse effect on our financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART 11

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

We currently trade on the Pink Sheets under the symbol ABET.PK. On June 23rd 1998, our common stock began trading on the Bulletin Board under the trading symbol MFRC. In conjunction with the acquisition of 649, effective on May 27th 1999, our trading symbol was changed to ABET. Since February 10th 2000, our common stock was relegated to the NASD-Pink Sheets for failure to file financial statements in time. The high and low bid price of 649's common stock, as quoted on the Pink Sheets, is listed below.

There is no "established trading market" for shares of our common stock. As of February 10th 2000, the common stock was quoted on the Pink Sheets operated by the National Association of Securities Dealers, Inc. under the symbol "ABET.PK". No assurance can be given that any "established trading market" for the common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar year ended December 31 2003 is shown below, as quoted by Yahoo!(R) Finance. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

                        QUARTER ENDING  HIGH BID   LOW BID
                        ----------------------------------
                        March 2002      $    0.02  $   0.00
                        June 2002       $    0.02  $   0.01
                        September 2002  $    0.01  $   0.00
                        December 2002   $    0.02  $   0.00
                        March 2003      $    0.01  $   0.01
                        June 2003       $    0.00  $   0.00
                        September 2003  $    0.00  $   0.00
                        December 2003   $    0.01  $   0.00

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

We have requested J. Alexander Securities to act as a market maker for 649.com.
J. Alexander Securities have filed a 15(c)2(11) with the National Association of Securities Dealers (NASD).

HOLDERS

As of December 31, 2003 we had 119 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31st 2003, without registration under the Securities Act of 1933, as amended.

------------------------------------------------------------------------
Name       Date Acquired       Number of Shares         Aggregate
                                                      Consideration
------------------------------------------------------------------------
NIL
------------------------------------------------------------------------

------------------------------------------------------------------------

------------------------------------------------------------------------

------------------------------------------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The audited consolidated financial statements at December 31, 2003 have been prepared assuming we will continue as a going concern. Since inception, we have suffered recurring losses, net cash outflows from operations and, at December 31 2003, has a working capital deficiency of $615,780. We expect to continue to incur substantial losses in its efforts to establish a new business. Since its inception, we have funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to continue operations but is currently evaluating financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue with its efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years ending December 31 2003 and 2002 are not indicative of our current business plan and operations. During the years ended December 31 2003 and 2002, we had no revenue and was in its development stages.

We do not currently generate any revenue from operations and does not expect to report any revenue from operations at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more license within six months of being reinstated on the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 AND TWELVE MONTHS ENDED DECEMBER 31, 2002

Revenue: We had no revenue for the twelve months ended December 31, 2003 nor for the twelve months ended December 31, 2002.

General and Administrative Operating Expenses: Our operating expenses were $256,000 for the period ending December 31st 2003, compared to $208,000 in fiscal 2002, an increase of $48,000. These expenses were mainly attributed to consulting fees of $100,000 in fiscal 2003 as compared to $40,000 in fiscal 2002. These consulting fees were for technical support, beta testing, maintenance and upgrades for the website. $90,000 was forgiven and treated as donated capital. Also, we incurred Internet and web hosting fees of $45,000 in fiscal 2003 as compared to $40,000 in fiscal 2002. $45,000 was forgiven and treated as donated capital.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position decreased to $81 on December 31 2003 from $2,452 on December 31 2002. The cash was used to fund the operating activities during the year.

The working capital deficit at December 31 2003 is $615,780 as compared to $556,819 at December 31 2002.

Our primary source of funds since incorporation has been through the issue of its common stock and loans to us by certain shareholders and other non-related parties.

CRITICAL ACCOUNTING POLICIES

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The continuation of our business is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

In January 2002, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

ITEM 7.   FINANCIAL STATEMENTS

MANNING ELLIOTT        |  11th floor, 1050 West Pender Street,
CHARTERED ACCOUNTANTS  |  Vancouver BC, Canada V6E 3S7  Phone: 604.714.3600
                       |  Fax: 604.714.3669  Web: manningelliott.com


                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Board of Directors of 649.com, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of 649.com, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from June 13, 1990 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of 649.com, Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the period from June 13, 1990 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception, no source of revenues and insufficient working capital to meet purchase/option obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CHARTERED ACCOUNTANTS

Vancouver, Canada

March 25, 2004

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)


                                                                                 December 31,
                                                                              2003          2002
                                                                               $             $
----------------------------------------------------------------------------------------------------
ASSETS

Current Assets

  Cash                                                                             81         2,452
  Prepaid expenses                                                                 19             -
----------------------------------------------------------------------------------------------------

Total Assets                                                                      100         2,452
====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable (Note 3)                                                   184,224       123,674
  Accrued liabilities                                                           2,000         6,000
  Due to stockholders (Note 4)                                                  8,242         8,242
  Due to non-related parties (Note 5)                                         421,414       421,355
----------------------------------------------------------------------------------------------------

Total Current Liabilities                                                     615,880       559,271
----------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 50,000,000 common shares authorized with a par value of $0.001; 47,520,650 shares issued and outstanding respectively (Note
6)                                                                             47,521        47,521

Preferred Stock, 5,000,000 shares authorized with a par value of $0.001             -             -

Additional Paid-in Capital                                                  1,530,557     1,530,557

Donated Capital (Notes 3, 4 and 5)                                            416,167       218,302

Deficit Accumulated During the Development Stage                           (2,610,025)   (2,353,199)
----------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                  (615,780)     (556,819)
----------------------------------------------------------------------------------------------------

Total Stockholders' Liabilities and Deficit                                       100         2,452
====================================================================================================

Contingent Liability (Note 4)


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)


                                                                               Accumulated from
                                                                                June 13, 1990
                                               Year Ended      Year Ended    (Date of Inception)
                                              December 31,    December 31,     to December 31,
                                                  2003            2002               2003
                                                   $               $                  $

Revenue                                                  -               -                45,500
-------------------------------------------------------------------------------------------------

Expenses

  Accounts payable written-off                           -               -               (83,512)
  Consulting fees (Note 3(a))                      100,000          40,000               140,000
  Depreciation and amortization                          -               -                 4,111
  Equipment software written-off                         -               -                54,188
  General and administrative                        48,961          45,735               579,099
  Imputed interest                                  62,865          75,148               281,167
  Internet and web hosting fees (Note 3(b))         45,000          40,000                85,000
  Prepaid expenses written-off                           -               -                36,000
  Research and development                               -           7,200               124,650
  Stock-based compensation                               -               -             1,434,822
-------------------------------------------------------------------------------------------------

Total Expenses                                     256,826         208,083             2,655,525
-------------------------------------------------------------------------------------------------

Net Loss for the Year                             (256,826)       (208,083)           (2,610,025)
=================================================================================================

Basic loss per share                                 (0.01)          (0.01)
=================================================================================================

Weighted average number of common
shares outstanding                              47,521,000      22,146,000
=================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)


                                                                                                      Accumulated from
                                                                                                       June 13, 1990
                                                                      Year Ended      Year Ended    (Date of Inception)
                                                                     December 31,    December 31,     to December 31,
                                                                         2003            2002               2003
                                                                          $               $                  $
------------------------------------------------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                                                 (256,826)       (208,083)           (2,610,025)

  Adjustments to reconcile net loss to cash

    Stock-based compensation                                                    -               -             1,434,822
    Depreciation and amortization                                               -               -                 4,111
    Imputed interest                                                       62,865          75,148               281,167
    Write off of accounts payable                                               -               -               (83,512)
    Write off of assets                                                         -               -                90,188
    Proceeds of equipment and software for consulting services                  -               -                 3,838
    Shares issued for domain name                                               -               -                25,000
    Donated consulting services                                           135,000               -               135,000

  Changes in non-cash working capital items

    Increase in prepaid expenses and other current assets                     (19)              -               (26,019)
    Increase in accounts payable and accrued liabilities                   56,550         106,000              (269,736)
------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                      (2,430)        (26,935)             (475,694)
========================================================================================================================

Cash Flows From Financing Activities

  Common stock issued for cash                                                  -               -               239,000
  Advances                                                                     59          29,346               299,366
------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                      59          29,346               538,366
------------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

  Acquisition of equipment and software                                         -               -               (55,295)
  Cash acquired in acquisition                                                  -               -                (7,296)
------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                           -               -               (62,591)
------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                (2,371)          2,411                    81

Cash - Beginning of Period                                                  2,452              41                     -
========================================================================================================================

Cash - End of Period                                                           81           2,452                    81
========================================================================================================================

Non-Cash Financing Activities

  During the year ended December 31, 1999, the Company issued
  6,500,000 shares of its common stock, acquired assets of
  $155,722, and assumed liabilities of $276,155 in connection with
  its acquisition of 649.com, Inc.                                              -               -              (220,383)

  Shares issued for stock compensation to officers                              -               -             1,434,822
  Shares issued for domain name                                                 -               -                25,000
  Shares issued for settlement of debt                                                     98,600                98,600
========================================================================================================================

Supplemental Disclosures

  Interest paid                                                                 -               -                     -
  Income taxes paid                                                             -               -                     -
========================================================================================================================


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From June 13, 1990 (Date of Inception) to December 31, 2003
(U.S. Dollars)


                                                        Common Stock
                                                    -------------------                             Deficit
                                                                                                  Accumulated
                                                                          Additional              During the
                                                                           Paid-in     Donated    Development
                                                      Shares    Amount     Capital     Capital       Stage         Total
                                                        #          $          $           $            $             $
Balance - June 13, 1990 (Date of Inception)                  -        -            -          -             -             -

Shares issued for organizational costs                  69,265       69          970          -             -         1,039

Net loss for the period ended December 31, 1991
through 1995                                                 -        -            -          -        (1,000)       (1,000)
----------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                       69,265       69          970          -        (1,000)           39

Shares issued for cash                                  17,665       18       26,482          -             -        26,500

Net loss for the year                                        -        -            -          -       (21,569)      (21,569)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996                             86,930       87       27,452          -       (22,569)        4,970

Shares issued for cash                                  66,670       67        9,933          -             -        10,000

Net loss for the year                                        -        -            -          -       (12,218)      (12,218)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                            153,600      154       37,385          -       (34,787)        2,752

Shares issued for cash                                 200,000      200       29,800          -             -        30,000

Shares issued for cash                                  76,665       77       11,423          -             -        11,500

Rounding of fractional shares                           23,525       23          (23)         -             -             -

Net loss for the year                                        -        -            -          -       (42,535)      (42,535)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                            453,790      454       78,585          -       (77,322)        1,717

Shares issued for professional services                221,860      222       44,150          -             -        44,372

Shares issued to officers for services                  50,000       50        5,200          -             -         5,250

Shares issued for cash and compensation             10,000,000   10,000      990,000          -             -     1,000,000

Stock options and common stock earned by officers            -        -      391,250          -             -       391,250

Shares issued in connection with acquisition         6,500,000    6,500       (6,500)         -             -             -

Other reduction in connection with acquisition               -        -     (220,383)         -             -      (220,383)

Shares issued for cash                                 300,000      300      149,700          -             -       150,000

Net loss for the year                                        -        -            -          -    (1,648,552)   (1,648,552)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                         17,525,650   17,526    1,432,002          -    (1,725,874)     (276,346)

Shares issued to officers for services                 495,000      495        4,455          -             -         4,950

Imputed interest                                             -        -            -     67,774             -        67,774

Net loss for the year                                        -        -            -                 (341,959)     (341,959)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                         18,020,650   18,021    1,436,457     67,774    (2,067,833)     (545,581)

Shares issued for acquisition of domain name           500,000      500       24,500          -             -        25,000

Imputed interest                                             -        -            -     75,380             -        75,380

Net loss for the year                                        -        -            -          -       (77,283)      (77,283)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                         18,520,650   18,521    1,460,957    143,154    (2,145,116)     (522,484)

Shares issued to settle debt (Note 4)               29,000,000   29,000       69,600                        -        98,600

Imputed interest                                             -        -            -     75,148             -        75,148

Net loss for the year                                        -        -            -          -      (208,083)     (208,083)
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                         47,520,650   47,521    1,530,557    218,302    (2,353,199)     (556,819)

Imputed interest                                             -        -            -     62,865             -        62,865

Consulting services                                          -        -            -    135,000             -       135,000

Net loss for the year                                        -        -            -                 (256,826)     (256,826)
============================================================================================================================

Balance - December 31, 2003                         47,520,650   47,521    1,530,557    416,187    (2,610,025)     (615,780)
============================================================================================================================


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


1.   Nature  of  Operations  and  Continuance  of  Business

     649.com, Inc. (a Development Stage Company) (the "Company") was originally incorporated under the laws of the State of Texas on March 1, 1996 under the name Market Formulation and Research Corp., for the purpose of providing market formulation and research services. On May 12, 1999, we amended our articles of incorporation, changed our name to 649.com, Inc., and effected a 5-for-1 forward stock split.

     On September 15, 1999, we entered into a Plan of Reorganization and Acquisition (the "Acquisition Agreement") with 649.com, Inc., a private company based in Alberta, Canada ("649"). Under the terms of the Acquisition Agreement, we were required to issue 6,500,000 shares of its common stock and $100,000 cash to the sole stockholder of 649, Bay Cove Investments Limited, in exchange for all of the outstanding common shares of 649. The total purchase price was $100,000. As of December 31 1999, the cash portion of the acquisition price had not yet been paid, and accordingly, such amount was included in due to stockholders (Note 5). No amount was recorded for the issuance of 6,500,000 shares. The debt to the stockholder was settled on November 15, 2002.

     This acquisition was essentially a recapitalization of and a reverse takeover by us. Pursuant to reverse takeover accounting, goodwill and other intangible assets were not recorded. The acquisition was accounted for using the purchase method of accounting for reverse takeovers whereby the historical financial statements are those of us. The purchase price was allocated based on the net book value of the net assets of us on the date of acquisition and cash consideration of $100,000 and liabilities assumed of $120,383 were treated as a reduction of paid in capital in accordance with rules of accounting for reverse takeovers.

     We are considered as a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, we have not recognized any revenue, has a working capital deficit of $615,780, and has accumulated operating losses of $2,610,025 since its inception. The continuation of us as an operating business is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about us to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.   Significant  Accounting  Principles

     a)   Basis  of  Accounting

          These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States dollars.

     b)   Consolidation

          These consolidated financial statements include the accounts of the parent company and its wholly-owned Canadian subsidiary, 649.com, Inc.

     c)   Year  End

          Our  fiscal  year  end  is  December  31.

     d)   Cash  and  Cash  Equivalents

          We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


2.   Significant  Accounting  Principles  (continued)

     e)   Foreign  Currency  Transactions/Balances

          Our functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

     f)   Use  of  Estimates  and  Assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     g)   Revenue  Recognition

          We will sell licenses derived from its Internet based 6/49 lottery game once the beta testing is complete.

          We will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          We will account for the licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19).

          When determining whether to utilize gross or net recognition of license fees, we will consider the following criteria. We are the primary obligor to the transaction, we have full pricing latitude, we can modify the product specifications as it sees fit, the Company will perform part of the service to the end customer, we carry the sole risk of physical inventory loss, we realize full credit risk, and commission is not fixed.

          In determining the terms of our licensing agreement we examined the terms that were standard in the industry at the time. Our main pricing is structured on a licensing basis. We anticipate the license fee will be $250,000 for each license sold and an ongoing royalty of 5% of the licensees gross ticket sales.

     h)   Long-Lived  Assets

          SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

     i)   Concentration  of  Credit  Risk

          Financial instruments that potentially subject the company to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


2.   Significant  Accounting  Principles  (continued)

     j)   Software  Development  Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of December 31, 2003.

     k)   Accounting  for  Employee  Stock  Options

          In conformity with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

     l)   Basic  and  Diluted  Net  Income  (Loss)  Per  Share

          We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

     m)   Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     n)   Financial  Instruments

          Our financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, advances from related and non-related parties. Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

     o)   Comparative  Figures

          Certain comparative figures have been reclassified to ensure comparability with those of the current period.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


2.   Significant  Accounting  Principles  (continued)

     p)   Recent  Accounting  Pronouncements

          In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
          104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

     p)   Recent  Accounting  Pronouncements  (continued)

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


3.   Accounts  Payable

     a) On October 1, 2003, we agreed to waive on-line software development fees owing for the period from February 1, 2003 to October 1, 2003. The value of these fees of $90,000 was treated as donated capital.

     b) On October 1, 2003, we agreed to waive Internet and web hosting fees for the period from January 1, 2003 to September 1, 2003. The value of these fees of $45,000 was treated as donated capital. The fiscal 2002 Internet and web hosting fees in the amount of $40,000 will be paid on or before May 1, 2005, or as and when we start earning revenue from the sale of licenses and/or the receipt of royalties.


4.   Related  Party  Transactions

     We made advances to, and received advances from, our largest stockholder, Bay Cove Investments Limited ("Bay Cove"). No formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital"), a non-related party, assumed the amount due to Bay Cove. On November 15, 2002 we issued 29,000,000 common shares at $.0034 per share to settle debt of $98,600.

     During the years ended December 31, 1999 and 1998, we received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of ours. As of December 31, 2003, we owed this stockholder $8,242 (2002: $8,242). Imputed interest of $1,236 (2002: $1,236) was charged  to  operations  and  treated  as  donated  capital.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


5.   Due  to  Non-Related  Parties

     The amounts owing to non-related parties are non-interest bearing, unsecured and due on demand. Imputed interest of $61,629 (2002: $73,912) was charged to operations and treated as donated capital.


6.   Common  Stock

     We have a Stock Option Plan to issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. There are no outstanding stock options.

     The options will be granted for current services provided to us. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. We have elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of our shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of our stock as quoted on the Pink Sheets.

     The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, will be estimated using the Black-Scholes model.


7.   Income  Taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 we are required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because we cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. We have net federal operating tax losses of $960,000 to offset future years taxable income expiring from 2005 through 2018.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2003       2002
                                                $          $
     Net Operating Loss                      193,961    132,932
     Statutory Tax Rate                           34%        34%
     Effective Tax Rate                            -          -
     Deferred Tax Asset                       65,947     45,198
     Valuation Allowance                     (65,947)   (45,198)
     -----------------------------------------------------------
     Net Deferred Tax Asset                        -          -
     ===========================================================


    The accompanying notes are an integral part of these financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Crouch, Bierwolf & Chisholm, Certified Public Accountants, were engaged to audit the financial statements of Market Formulation and Research Corporation from its inception through December 31 1998. In December 1999, the relationship with Crouch, Bierwolf & Chisholm was terminated. There were no disagreements of the type that require reporting between Crouch, Bierwolf & Chisholm and 649. Subsequently, on December 13th 1999, we retained the services of Haskell & White LLP to audit our 1999 financial statements. Haskell & White's services were terminated in 2001 as a result of 649.com's inability to pay their fees.

We have appointed Manning Elliott of Vancouver, Canada, as our auditors. The financial statements for the last four fiscal years ended December 31 2003, 2002, 2001 and 2000 have been audited by Manning Elliott. The fiscal years ending December 31 2003 and 2002, included in this report, have been audited by Manning Elliott, as set forth in their report included herein.


ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND OFFICERS

                    -------------------------------------------------------
                            NAME      AGE               TITLE
                    -------------------------------------------------------
                    John Buddo(1)      37  Director / President
                    -------------------------------------------------------
                    Mark Glusing(2)    33  Director / President
                    -------------------------------------------------------
                    Cary C. Martin(3)  53  Director / Secretary / Treasurer
                    -------------------------------------------------------

                    1 Mr. Buddo resigned his offices and as a director on December 30, 2003.
                    2 Mr. Glusing was appointed as a Director and Secretary/Treasurer on December 4th 2002. On December 30th 2003 he resigned his office as Secretary/Treasurer and was appointed as President.
                    3 Mr. Martin was appointed as a Director and Secretary/Treasurer on December 30, 2003.

BACKGROUND OF OFFICERS AND DIRECTORS

For the past five years, Mr. Buddo has been involved in Internet-based software development companies. Until January 2002, he was Chief Technical Officer of Poker.com Inc., a gaming software marketing company located in Vancouver, Canada. Mr. Buddo's strength is his technical Internet and Internet marketing expertise. Since January 2002, Mr. Buddo has been Project Development Manager of Critical Mass Internet Inc., a software marketing company.

Mr. Glusing has a strong background in international business management and finance. He is currently President and Director of Legal Play Entertainment Inc., trading on the OTC.B.B, and of Legal Play's wholly owned subsidiary Skill Poker.com. Mr. Glusing was previously a director and Chief Operating Officer of Immune Network Ltd., a publicly traded biotech company and is a former director of BC Research Inc., a technology incubator based in Vancouver.

Mr. Martin has been actively involved in the investor relations segment of the stock market for the past twenty years. Approximately 18 years ago, he started Cary C. Martin & Associates, an Investor/Media Relations Services Company, specializing in investor relations, corporate communications and media relations. His specialty is assisting his client companies in reaching their investor relations/corporate communications objectives through coordination, preparation and implementation of adequate IR/Media programs.

FAMILY RELATIONSHIPS

There are no family relationships amongst our directors or executive officers.

SIGNIFICANT EMPLOYEES

We do not have any significant employees, other than its officers and directors, at this time.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person:

     (1) has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

               (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii)      engaging in any type of business practice;

               (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

     (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a), except as follows:

     (i)    Antico Holdings AVV
     (ii)   Cecil Morris
     (iii)  Hokley Limited
     (iv)   Polygosis Software Limited
     (v)    WebLink Management Limited
     (vi)   Zurich Capital Corporation A.V.V.

These persons have subsequently filed a Schedule 13D, as required under Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

We did not pay any director's fees for the latest fiscal year ended December 31, 2003 or for the fiscal year ended in Dec 31 2002.

The Company may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------
                                                                     Long Term Compensation
                                                              -----------------------------------
                              Annual Compensation                      Awards            Payouts
                     ---------------------------------------  ------------------------  ---------
         (a)          (b)        (c)       (d)       (e)          (f)          (g)         (h)        (i)
------------------------------------------------------------------------------------------------------------
      Name and        Year     Salary     Bonus     Other     Restricted   Securities     LTIP     All Other
Principal Position               ($)       ($)      Annual       Stock     Underlying      Pay      Compen-
                                                   Compen-      Awards      Options/    outs ($)   sation ($)
                                                  sation ($)                SARS (#)
------------------------------------------------------------------------------------------------------------
Anthony Mark 1         2002  CDN$10,000
------------------------------------------------------------------------------------------------------------
John Buddo 2           2002            0
                       2003            0
------------------------------------------------------------------------------------------------------------
Mark Glusing 3         2002            0
                       2003            0
------------------------------------------------------------------------------------------------------------
Cary Martin 4          2003            0
------------------------------------------------------------------------------------------------------------

1 Mr. Mark was appointed as a Director and President in July, 2000. He resigned his offices and as a director on July 20, 2002.
2 Mr. Buddo was appointed as a Director and President on July 20, 2002. He resigned his offices and as a director on December 30, 2003.
3 Mr. Glusing was appointed as a Director and Secretary/Treasurer on December 4th 2002. On December 30th 2003 he resigned his office as
     Secretary/Treasurer  and  was  appointed  as  President.
4 Mr. Martin was appointed as a Director and Secretary/Treasurer on December 30, 2003.

OPTIONS/SAR  GRANTS

We did not issue any options or SARs during the year ended December 31, 2003.

LONG-TERM  INCENTIVE  PLAN  AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION  OF  DIRECTORS

There are no standard arrangements pursuant to which our directors are compensated for services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

REPORT  ON  REPRICING  OF  OPTIONS/SAR

We  did not reprice any options or SARs during the year ended December 31, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 1st 2004, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of 649.com, and (iii) all directors and executive officers of us as a group. The computation is based upon 47,520,650 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------------
NAME AND ADDRESS                         NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF
                                                     OWNED                  CLASS
--------------------------------------------------------------------------------------
CEDE & Co.
PO Box 222 Bowling Green Station                            12,473,350          26.25%
New York, NY  10274
--------------------------------------------------------------------------------------
Antico Holdings AVV
7 Abraham de Veerstraat, P.O. Box 840                        4,833,333          10.17%
Curacao, Netherlands Antilles
--------------------------------------------------------------------------------------
Cecil Morris
93 East Lake Drive, Marina Da Gama                           4,833,334          10.17%
Cape Town, South Africa 7945
--------------------------------------------------------------------------------------
Hokley Limited
41 - 46 Acropolis Avenue                                     4,833,333          10.17%
4th Floor, Office 401, P.O. Box 28697
Nicosis, Cyprus CY2031
--------------------------------------------------------------------------------------
Polygosis Software Limited
35 Barrack Road, Suite 302, PO Box 1074                      4,833,333          10.17%
Belize City, Belize C.A.
--------------------------------------------------------------------------------------
WebLink Management Limited
Marlow House, Lloyds Avenue                                  4,833,334          10.17%
London, UK EC3N 3AL
--------------------------------------------------------------------------------------
Zurich Capital Corporation A.V.V.
7 Abraham de Veerstraat, P.O. Box 840                        4,833,333          10.17%
Curacao, Netherlands Antilles
--------------------------------------------------------------------------------------
Directors and Officers as a Group                                    0             0 %
--------------------------------------------------------------------------------------
TOTAL:                                                      41,473,350          87.27%
--------------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.

Our policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by our Board of Directors disclose the presence and the nature of the interest to the Board of Directors prior to any approval of the transaction by the Board of Directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the Board of Directors to approve the transaction. Our policy regarding compensation for directors and officers is that the Board of Directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
2.1*            Form 8-K filed on Nov 12 2002 re. Shares for Debt
2.2*            Form 8-K filed on Dec 31 2003 re. change in directors and officers
31.1            302 Certification for the Chief Executive Officer
31.2            302 Certification for the Chief Financial Officer
32.1            906 Certification for the Chief Executive Officer
32.2            906 Certification for the Chief Financial Officer

DOCUMENTS INCORPORATED BY REFERENCE

* Previously filed.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.   AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Manning Elliot Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB are as follows:

                                    2003     $4,500
                                    2002     $2,500

2.   AUDIT-RELATED FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Manning Elliott Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

3.   TAX FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant, Manning Elliott Chartered Accountants, for tax compliance, tax advice and tax planning.

4.   ALL OTHER FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Manning Elliott, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

649.COM INC.
(Registrant)


/s/ Mark Glusing                         Date: March 30, 2004
--------------------------------
Mark Glusing
President / Director


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark Glusing                         Date: March 30, 2004
--------------------------------
Mark Glusing
President / Director


/s/ Cary Martin                          Date: March 30, 2004
--------------------------------
Cary Martin
Secretary / Treasurer / Director