Form 10QSB
period 2004-03-31
649 COM INC
filed 2004-05-12
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                                  649.COM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                   0-30381             760495640
   ---------------------------       ----------           ---------
  (State or other jurisdiction      (Commission         (IRS Employer
of incorporation or organization)   File Number)     Identification No.)


   Suite 202, 1166 Alberni Street
 Vancouver, British Columbia, Canada                            V6E 3Z3
----------------------------------------              -------------------------
(Address of principal executive offices)                      (Zip Code)


     Issuer's telephone number                              (604) 648-2090
       (including area code)

                                    ---------

----------------------------------------              ------------------------
(Former name, former address and former                       (Zip Code)
fiscal year, if changed since last report)


--------------------------------------------------------------------------------

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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,520,650 COMMON SHARES AS AT MAY 12, 2004.

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

Consolidated Statement of Cash Flow . . . . . . . . . . . . . . . . . . . . .F-4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .F-5



--------------------------------------------------------------------------------
                                                                        Page F-1

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)


                                                                  March 31,    December 31,
                                                                    2004           2003
                                                                      $              $
                                                                 (unaudited)     (audited)
ASSETS

Current Assets

Cash                                                                     102             81
Prepaid expenses                                                           -             19
--------------------------------------------------------------------------------------------

Total Assets                                                             102            100
============================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                                            194,584        184,224
Accrued liabilities                                                      850          2,000
Due to stockholders (Note 4)                                           8,242          8,242
Due to non-related parties (Note 5)                                  423,050        421,414
--------------------------------------------------------------------------------------------

Total Current Liabilities                                            626,726        615,880
--------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with
a par value of $0.001; 47,520,650 shares issued and
outstanding respectively (Note 6)                                     47,521         47,521

Preferred stock, 5,000,000 shares authorized with a par value
of $0.001                                                                  -              -

Additional paid-in capital                                         1,530,557      1,530,557

Donated capital (Notes 3 and 4)                                      432,340        416,167

Deficit Accumulated During the Development Stage                  (2,637,042)    (2,610,025)
--------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (626,624)      (615,780)
--------------------------------------------------------------------------------------------

Total Stockholders' Liabilities and Deficit                              102            100
============================================================================================

    The accompanying notes are an integral part of these financial statements


                                                                        Page F-2

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)
                                                                                      Accumulated from
                                                                                        June 13, 1990
                                                            Three Months Ended       (Date of Inception)
                                                                  March 31,              to March 31,
                                                            2004           2003              2004
                                                              $              $                 $

Revenue                                                           -               -               45,500
---------------------------------------------------------------------------------------------------------

Expenses

Accounts payable written off                                      -               -              (83,512)
Consulting fees (Note 3(a))                                       -          30,000              140,000
Depreciation and amortization                                     -               -                4,111
Equipment software written off                                    -               -               54,188
General and administrative                                   10,844          11,535              589,943
Imputed interest                                             16,173          16,193              297,340
Internet and Web hosting fees (Note 3(b))                         -          15,000               85,000
Prepaid expenses written off                                      -               -               36,000
Research and development                                          -               -              124,650
Stock-based compensation                                          -               -            1,434,822
---------------------------------------------------------------------------------------------------------

Total Expenses                                               27,017          72,728            2,682,542
---------------------------------------------------------------------------------------------------------

Net Loss for the Period                                     (27,017)        (72,728)          (2,637,042)
=========================================================================================================

Basic Loss per Share                                          (0.00)          (0.00)
=========================================================================================================

Weighted average number of common shares outstanding     47,520,650      47,520,650
=========================================================================================================

(Diluted loss per share has not been presented, as the result is anti-dilutive)


    The accompanying notes are an integral part of these financial statements


                                                                        Page F-3

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           2004         2003
                                                            $            $
Cash Flows To Operating Activities

Net loss                                                   (27,017)    (72,728)

Adjustments to reconcile net loss to cash

Imputed interest                                            16,173      16,193

Changes in non-cash working capital items

Increase in prepaid expenses and other current assets           19           -
Increase in accounts payable and accrued liabilities         9,210      50,970
-------------------------------------------------------------------------------

Net Cash Used In Operating Activities                       (1,615)     (5,565)
-------------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances                                                     1,636       3,874
-------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                    1,636       3,874
-------------------------------------------------------------------------------

Increase (Decrease) in Cash                                     21      (1,691)

Cash - Beginning of Period                                      81       2,452
-------------------------------------------------------------------------------

Cash - End of Period                                           102         761
===============================================================================

    The accompanying notes are an integral part of these financial statements


                                                                        Page F-4

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

     On September 15, 1999, the Company entered into a Plan of Reorganization and Acquisition (the "Acquisition Agreement") with 649.com, Inc., a private company based in Alberta, Canada ("649"). Under the terms of the Acquisition Agreement, the Company was required to issue 6,500,000 shares of its common stock and $100,000 cash to the sole stockholder of 649, Bay Cove Investments Limited, in exchange for all of the outstanding common shares of 649. The total purchase price was $100,000. As of December 31, 1999, the cash portion of the acquisition price had not yet been paid, and accordingly, such amount is included in due to stockholders (Note 5). No amount was recorded for the issuance of 6,500,000 shares. The debt to the stockholder was settled on November 15, 2002.

     This acquisition was essentially a recapitalization of the Company and a reverse takeover by 649. Pursuant to reverse takeover accounting, goodwill and other intangible assets were not recorded. The acquisition was accounted for using the purchase method of accounting for reverse takeovers whereby the historical financial statements are those of 649. The purchase price was allocated based on the net book value of the net assets of 649 on the date of acquisition and cash consideration of $100,000 and liabilities assumed of $120,383 were treated as a reduction of paid in capital in accordance with rules of accounting for reverse takeovers.

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $626,624, and has accumulated operating losses of $2,637,042 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.   Significant  Accounting  Principles

     a)   Basis  of  Accounting

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in United States dollars.

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

2.   Significant Accounting Principles (continued)

     d)   Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     e)   Foreign  Currency  Transactions/Balances

          The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

     g)   Revenue  Recognition

          The Company will sell licenses derived from its Internet based 6/49 lottery game once the beta testing is complete.

          The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          The Company will account for the licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19).

          When determining whether to utilize gross or net recognition of license fees, the Company will consider the following criteria. The Company is the primary obligor to the transaction, the Company has full pricing latitude, the Company can modify the product specifications as it sees fit, the Company will perform part of the service to the end customer, the Company carries sole risk of physical inventory loss, the Company realizes full credit risk, and commission is not fixed.

          In determining the terms of our licensing agreement we examined the terms that were standard in the industry at the time. Our main pricing is structured on a licensing basis. The Company anticipates the license fee will be $250,000 for each license sold and an ongoing royalty of 5% of the licensees gross ticket sales.

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

2.   Significant Accounting Principles (continued)

     i)   Concentration  of  Credit  Risk

          Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.

     j)   Software  Development  Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2004.

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


--------------------------------------------------------------------------------
                                                                        Page F-7

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.   Significant  Accounting  Principles  (continued)

     o)   New  Accounting  Pronouncements

          In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
          104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

     p)   Interim  Financial  Statements

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

3.   Accounts  Payable

     a) On October 1, 2003, the Company reached an agreement with Syntec Software S.A. to waive on-line software development fees owing for the period from February 1, 2003 to October 1, 2003. The value of these fees of $90,000 was treated as donated capital.

     b) On October 1, 2003, the Company reached an agreement with WebLink Management S.A. to waive Internet and web hosting fees for the period from January 1, 2003 to September 1, 2003. The value of these fees of $45,000 was treated as donated capital. The fiscal 2002 Internet and web hosting fees in the amount of $40,000 will be paid on or before May 1, 2005, or as and when the Company starts earning revenue from the sale of licenses and/or the receipt of royalties.


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

4.   Related  Party  Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). No formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital") a non-related party assumed the amount due to Bay Cove. On November 15, 2002 the Company issued 29,000,000 common shares at $.0034 per share to settle debt of $98,600.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of March 31, 2004, the Company owes this stockholder $8,242 (2003: $8,242). During the three months ended March 31, 2004 imputed interest of $309 (2003: $309) was charged to operations and treated as donated capital.


5.   Due  to  Non-Related  Parties

     The amounts owing to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. During the three months ended March 31, 2004 imputed interest of $15,864 (2003: $15,884) was charged to operations and treated as donated capital.

6.   Common  Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at March 31, 2004 and December 31, 2003 there were no outstanding stock options.

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


--------------------------------------------------------------------------------
                                                                        Page F-9

                             649.COM INC. (ABET.PK)
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)


OVERVIEW

We have developed a proprietary instant on-line Lottery software program that we intend to license to legally operated lottery organizations which are typically land based Government operated agencies. The game which is played on-line is similar to the well-known land based Lottery game known as "PowerBall" in the USA and 'lotto 649' in Canada, the United Kingdom, Spain, France, Holland and Germany.

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

We have requested Syntec Software to further develop a new software program, similar to a conventional lottery game, which will enable a land based lottery organization to sell millions of tickets on-line, for a specific draw date, as an alternative to the instant draw. They have agreed to provide this new software as soon as we have raised working capital to pay them.

In October 2003, we amended our original Agreement with Syntec who agreed to waive the fees for the period dating February 1st to October 1st 2003 and not charge any additional fees, until such time that the software has been launched.

We have requested J. Alexander Securities to act as a market maker for 649.com.
J. Alexander Securities have filed a 15(c)2(11) with the National Association of Securities Dealers (NASD).


ITEM 2. MANAGEMENTS' DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following


--------------------------------------------------------------------------------
discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,637,042 and has a working capital deficit of $626,624. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We do not expect to report any revenue from operations at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more licenses within six months of being reinstated on the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

RESULTS OF CONTINUING OPERATIONS

Thee months ended March 31, 2004 ("2004") compared to the three months ended March 31, 2003 ("2003"):

The Company has no revenue for 2004 and 2003. Expenses decreased by $45,711 to $27,017 in 2004 as compared to $72,278 in 2003. There were no consulting fees in 2004 as compared to $30,000 in 2003. There were no Internet and web hosting fees in 2004 as compared to $15,000 in 2003.

The net loss for 2004 was $27,017 as compared to $72,728 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2004 the Company had cash and cash equivalents totaling $102 compared to $81 at December 31, 2003.

The Company received cash advances of $1,636 from a non-related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities and increase our cash position by 421. As a result, our cash position has increased during 2004 to $102 and our working capital deficit, as at March 31, 2004, is $626,624.


ITEM 3.     CONTROLS AND PROCEDURES

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


--------------------------------------------------------------------------------

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

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

/s/ Mark Glusing                       Date: May 12, 2004
---------------------------
Mark Glusing
President / Director


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Glusing                       Date: May 12, 2004
---------------------------
Mark Glusing
President / Director


/s/ Cary Martin                        Date: May 12, 2004
---------------------------
Cary Martin
Secretary / Treasurer / Director


--------------------------------------------------------------------------------