Form 10QSB
period 2004-06-30
649 COM INC
filed 2004-08-09
CIK 1098344

OMB APPROVAL
OMB Number:	3235-0416
Expires:	February 28, 2006
Estimated average burden
hours per response	182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

649.COM, INC.

(Exact name of registrant as specified in its charter)

Texas	0-30381	760495640
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 212, 1166 Alberni Street Vancouver, British Columbia, Canada	V6E 3Z3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(604) 648-2090

(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,520,650 COMMON SHARES AS AT AUGUST 5, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes	☐	No	☑
(Check one)

649.COM INC.
(A Development Stage Company)

FORM 10-QSB

PART 1 - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flow	F-4

Notes to Consolidated Financial Statements	F-5

649.com, Inc. (A Development Stage Company) Consolidated Balance Sheets (U.S. Dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
	$	$

ASSETS

Current Assets

Cash	158	81
Prepaid	-	19

Total Assets	158	100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 3)	202,755	184,224
Accrued liabilities	850	2,000
Due to a related party (Note 4)	8,242	8,242
Due to non-related parties (Note 5)	425,992	421,414

Total Current Liabilities	637,839	615,880

Stockholders’ Deficit

Common Stock: 100,000,000 common shares authorized with a par value of $0.001; 47,520,650, issued and outstanding respectively	47,521	47,521
Preferred stock, 5,000,000 shares authorized with a par value of $0.001	-	-

Additional paid-in capital	1,530,557	1,530,557

Donated capital (Notes 3, 4 and 5)	448,601	416,167

Deficit Accumulated During the Development Stage	(2,664,360)	(2,610,025)

Total Stockholders’ Deficit	(637,681)	(615,780)

Total Liabilities and Stockholders’ Deficit	158	100

649.com, Inc. (A Development Stage Company) Consolidated Statements of Operations (U.S. Dollars) (Unaudited)

					Accumulated from
					June 13, 1990
	Three Months Ended		Six Months Ended		(Date of Inception)
	June 30		June 30		to June 30,
	2004	2003	2004	2003	2004
		$$		$$	$

Revenue	-	-	-	-	45,500

Expenses

Accounts payable written-off	-	-	-	-	(83,512)
Consulting fees	-	30,000	-	60,000	140,000
Depreciation and amortization	-	-	-	-	4,111
Equipment and software written-off	-	-	-	-	54,188
General and administrative	11,057	12,358	21,901	23,893	601,000
Imputed interest	16,261	16,330	32,434	32,523	313,601
Internet and web hosting fees	-	15,000	-	30,000	85,000
Prepaid expenses written-off	-	-	-	-	36,000
Research and development	-	-	-	-	124,650
Stock-based compensation	-	-	-	-	1,434,822

Total Expenses	27,318	73,688	54,335	146,416	2,709,860

Net Loss for the Period	(27,318)	(73,688)	(54,335)	(146,416)	(2,664,360)

Basic and diluted loss per share	-	-	-	-

Weighted average number of common shares outstanding	47,520,650	47,520,650	47,520,650	47,520,650

649.com, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows Six Months Ended June 30 (U.S. Dollars) (Unaudited)

	2004	2003
		$$

Cash Flows To Operating Activities

Net Loss for the period	(54,335)	(146,416)

Adjustments to reconcile net loss to cash

Imputed interest	32,434	32,523

Changes in non-cash working capital items

Increase in prepaid expenses and other current assets	19	-
Increase in accounts payable and accrued liabilities	17,381	105,656

Net Cash Used In Operating Activities	(4,501)	(8,237)

Cash Flows From Financing Activities

Advances from a non-related party	4,578	6,351

Net Cash Provided By Financing Activities	4,578	6,351

Increase (Decrease) in Cash	77	(1,886)

Cash - Beginning of Period	81	2,452

Cash - End of Period	158	566

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

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $637,681, and has accumulated operating losses of $2,664,360 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company’s fiscal year end is December 31.

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

The Company intends to sell licenses derived from its Internet based 6/49 lottery game once the beta testing is complete.

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

Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of June 30, 2004.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

n)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, advances from related parties and others. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Accounts Payable

a)	On October 1, 2003, the Company agreed to waive on-line software development fees owing for the period from February 1, 2003 to October 1, 2003. The value of these fees of $90,000 was treated as donated capital.

b)	On October 1, 2003, the Company agreed to waive Internet and web hosting fees for the period from January 1, 2003 to September 1, 2003. The value of these fees of $45,000 was treated as donated capital. The fiscal 2002 Internet and web hosting fees in the amount of $40,000 will be paid on or before May 1, 2005, or as and when the Company starts earning revenue from the sale of licenses and/or the receipt of royalties.

4.   Related Party Transactions/Balances

The Company made advances to, and received advances from, its largest stockholder. No formal repayment arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 a non-related party assumed the amount due to the Company’s largest stockholder. On November 15, 2002 the Company issued 29,000,000 common shares at $.0034 per share to settle debt of $98,600.

As of June 30, 2004, the Company owes a stockholder $8,242 (2003: $8,242). During the six months ended of June 30, 2004 imputed interest of $618 (2003: $618) was charged to operations and treated as donated capital.

5.   Due to Non-Related Parties

The amounts owing to non-related parties totalling $425,992 as at June 30, 2004, are non-interest bearing, have no specific terms of repayment and are due on demand. During the six months ended June 30, 2004 imputed interest of $31,816 (2003: $31,905) was charged to operations and treated as donated capital.

649.com, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (expressed in U.S. dollars) (Unaudited)

6.   Common Stock

The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at of June 30, 2004 and December 31, 2003 there were no outstanding stock options.

The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company’s shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company’s stock as quoted on the Pink Sheets.

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, will be estimated using the Black-Scholes model.

649.COM INC. (ABET.PK)
(A Development Stage Company)

QUARTERLY REPORT (SEC FORM 10-QSB)

OVERVIEW

We have developed a proprietary instant on-line lottery software program that we intend to license to legally operated lottery organizations, which are typically land-based government operated agencies. The game which is played on-line is similar to the well-known land-based lottery game known as "PowerBall" in the USA and ‘lotto 649’ in Canada, the United Kingdom, Spain, France, Holland and Germany.

It is anticipated revenue will be earned from the sale of licenses and from royalty fees generated from the gross revenue of the Licensee’s Lottery operation.

649.com expects to sell licenses to operate an on-line Lottery game for approximately $250,000 and expects to earn an on going royalty fees of 5% of the licensees’ ticket sales. We do not propose to sell a License to any company that is not operating under government license or in a jurisdiction that disallows on-line gaming. We propose to sell Licenses to government lottery agencies around the world and to foreign-based corporations in jurisdictions that support Internet gaming including Australia, England, South Africa, Isle of Man, Liechtenstein, St Kitts and others.

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

We have requested Syntec Software to further develop a new software program, similar to a conventional lottery game, which will enable a land based lottery organization to potentially sell millions of tickets on-line, for a specific draw date, as an alternative to the instant draw. They have agreed to provide this new software as soon as we have raised working capital to pay them.

In October 2003, we amended our original Agreement with Syntec who agreed to waive the fees for the period dating February 1st to October 1st 2003 and not charge any additional fees, until such time that the software has been launched.

We had requested J. Alexander Securities Inc. to act as a market maker for 649.com. Their mandate was to file a Form 211 Application with the NASD under SEC Rule 15c2-11, in order for 649.com to be reinstated on the OTC.BB.

In July 2004, we decided to terminate our business relationship with J. Alexander Securities, as they were unable to achieve the mandate. We have, subsequently, requested that Pennaluna & Company act as a market maker for 649.com.

Item 2.     MANAGEMENTS’ DISCUSSION AND ANLAYSIS OR PLAN OF OPERATION

Plan of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,664,360 and has a working capital deficit of $637,681. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2004 ("2004") compared to the six months ended June 30, 2003 ("2003"):

The Company has no revenue for 2004 and 2003. Expenses decreased by $92,081 to $54,335 in 2004 as compared to $146,616 in 2003. There were no consulting fees in 2004 as compared to $60,000 in 2003. There were no Internet and web hosting fees in 2004 as compared to $30,000 in 2003.

The net loss for 2004 was $54,335 as compared to $146,416 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2004 the Company had cash and cash equivalents totaling $158 compared to $81 at December 31, 2003.

The Company received cash advances of $4,578 from a non-related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities and increase our cash position by $77. As a result, our cash position has increased during 2004 to $158 and our working capital deficit, as at June 30, 2004, is $637,681.

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

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

649.COM INC.
(Registrant)

/s/ Mark Glusing	Date: August 5, 2004
Mark Glusing President / Director
In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Mark Glusing	Date: August 5, 2004
Mark Glusing President / Director
/s/ Cary Martin	Date: August 5, 2004
Cary Martin Secretary / Treasurer / Director

Page 6