Form 10QSB
period 2004-09-30
649 COM INC
filed 2004-11-10
CIK 1098344

OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number:        3235-0416
                                                    Expires:    January 31, 2007
                                                    Estimated average burden
                                                    hours per response       136
                                                    ----------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                                  649.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Texas                         0-30381               760495640
-------------------------------        ----------------      -------------------
(State or other jurisdiction of        (Commission File        (IRS Employer
 incorporation or organization)             Number)          Identification No.)


   Suite 212, 1166 Alberni Street                         V6E 3Z3
------------------------------------------     ---------------------------------
Vancouver, British Columbia, Canada
(Address of principal executive offices)                 (Zip Code)


    Issuer's telephone number                                  (604) 648-2090
      (including area code)
                                       -----------


------------------------------------------     ---------------------------------
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

Yes  [X]  No  [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 475,206 COMMON SHARES AS AT NOVEMBER 10, 2004.

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

Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Cash Flow . . . . . . . . . . . . . . . . . . . .  F-4

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . .  F-5


--------------------------------------------------------------------------------
                                                                        Page F-1

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)
---------------------------------------------------------------------------------------------------------
                                                                           September 30,    December 31,
                                                                               2004             2003
                                                                            (Unaudited)      (Audited)
                                                                                 $               $
---------------------------------------------------------------------------------------------------------

ASSETS

Current Assets

Cash                                                                               4,227              81
Prepaid                                                                                -              19
---------------------------------------------------------------------------------------------------------

Total Assets                                                                       4,227             100
=========================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                                                        210,264         184,224
Accrued liabilities                                                                  750           2,000
Notes payable (Note 4)                                                             9,104               -
Due to stockholders (Note 5)                                                       8,242           8,242
Due to non-related parties (Note 6)                                              425,967         421,414
---------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        654,327         615,880
---------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 50,000,000 common shares authorized with a par value                   475             475
of $0.001; 475,206, (December 31, 2003 - 475,206) (Note 7(b))
Preferred stock, 5,000,000 shares authorized with a par value of $0.001                -               -

Additional Paid-in Capital                                                     1,577,603       1,577,603

Donated Capital (Notes 5 and 6)                                                  464,917         416,167

Deficit Accumulated During the Development Stage                              (2,693,095)     (2,610,025)
---------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                     (650,100)       (615,780)
---------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                        4,227             100
=========================================================================================================

           The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-2

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)


====================================================================================================
                                                                                  Accumulated from
                                                                                   June 13, 1990
                                     Three Months Ended    Nine Months Ended     (Date of Inception)
                                        September 30,         September 30,       to September 30,
                                      2004       2003       2004        2003             2004
                                        $          $          $          $                $
====================================================================================================

Revenue                                    -          -          -           -               45,500
----------------------------------------------------------------------------------------------------


Expenses

Accounts payable written-off               -          -          -           -              (83,512)
Consulting fees                            -     30,000          -      90,000              140,000
Depreciation and amortization              -          -          -           -                4,111
Equipment and software written-off         -          -          -           -               54,188
General and administrative            12,315     12,777     34,216      36,670              613,315
Imputed interest                      16,420     16,496     48,854      49,019              330,021
Internet and web hosting fees              -     15,000          -      45,000               85,000
Prepaid expenses written-off               -          -          -           -               36,000
Research and development                   -          -          -           -              124,650
Stock-based compensation                   -          -          -           -            1,434,822
----------------------------------------------------------------------------------------------------

Total Expenses                        28,735     74,273     83,070     220,689            2,738,595
----------------------------------------------------------------------------------------------------

Net Loss for the Period              (28,735)   (74,273)   (83,070)   (220,689)          (2,693,095)
====================================================================================================

Basic and Diluted Loss Per Share           -          -          -           -
====================================================================================================

Weighted Average Number              475,206    475,206    475,206     475,206
of Common Shares Outstanding
====================================================================================================

           The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-3

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended September 30
(U.S. Dollars)
(Unaudited)


============================================================================
                                                         2004        2003
                                                           $          $
----------------------------------------------------------------------------

Cash Flows To Operating Activities

Net loss for the period                                 (83,070)   (220,689)

Adjustments to reconcile net loss to cash

Imputed interest                                         48,750      49,019

Changes in operating assets and liabilities

Decrease in prepaid expenses and other current assets        19           -
Increase in accounts payable and accrued liabilities     24,790     157,288
----------------------------------------------------------------------------

Net Cash Used In Operating Activities                    (9,511)    (14,382)
----------------------------------------------------------------------------

Cash Flows From Financing Activities

Advances from a non-related party                         4,553      12,363
Proceeds from notes payable                               9,104           -
----------------------------------------------------------------------------


Net Cash Provided By Financing Activities                13,657      12,363
----------------------------------------------------------------------------

Increase (Decrease) in Cash                               4,146      (2,019)

Cash - Beginning of Period                                   81       2,452
----------------------------------------------------------------------------

Cash - End of Period                                      4,227         433
============================================================================

The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-4

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has not recognized any revenue, has a working capital deficit of $650,100, and has accumulated operating losses of $2,693,095 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

          The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

     j)   Software Development Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of September 30, 2004.

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

     m)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     n)   Financial Instruments

          The Company's financial instruments consist of cash, accounts payable, accrued liabilities, notes payable, advances from related parties and others. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.


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

     p)   Comparative Figures

          The comparative figures for common shares issued have been restated to reflect a rollback of 100 to 1.

     q)   Interim Financial Statements

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


4.   Notes Payable

     a) On July 2, 2004, the Company received $5,000 by way of a promissory note from Hokley Limited ("Hokley") a non-related party. The promissory note is unsecured, bears interest at 8% per annum along with a loan fee of 10% and is due on July 2, 2006. Repayment of the principal, accrued interest and loan fee is payable by the Company on July 2, 2006.

     b) On September 24, 2004, the Company received a $4,000 by way of a promissory note from Hokley. The promissory note is unsecured, bears interest at 10%, along with a loan fee of 10% and is due on September 24, 2005. Repayment of the principal, accrued interest and loan fee is payable by the Company on September 24, 2005.


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

5.   Related Party Transactions/Balances

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

     As  of  September 30, 2004, the Company owes this stockholder $8,242 (2003:
     $8,242). During the nine months ended of September 30, 2004 imputed interest of $927 (2003: $927) was charged to operations and treated as donated capital.


6.   Due to Non-Related Parties

     The amounts owing to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. During the nine months ended of September 30, 2004 imputed interest of $47,927 (2003: $48,092) was charged to operations and treated as donated capital.


7.   Common Stock

     a) The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at of September 30, 2004 and December 31, 2003 there were no outstanding stock options.

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

     b) On September 27, 2004 a resolution was passed by the shareholders of the Company to authorize a reverse split of the issued and outstanding common shares of the Company to a maximum of 1 new share for every 100 old shares held. Following the reverse split, the Company's authorized capital was increased back to 50,000,000 common shares. These financial statements have been retroactively restated to reflect the changes to the issued and authorized common stock.


--------------------------------------------------------------------------------
                                                                        Page F-9

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)

                             649.COM INC. (SIXN.PK)
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)

OVERVIEW

We have developed a proprietary instant on-line lottery software program that we intend to license to legally operated lottery organizations, which are typically land-based government operated agencies. The game which is played on-line is similar to the well-known land-based lottery game known as "PowerBall" in the USA and 'lotto 649' in Canada, the United Kingdom, Spain, France, Holland and Germany.

It is anticipated, revenue will be earned from the sale of licenses and from royalty fees generated from the gross revenue of the Licensee's Lottery operation.

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

On September 27, 2004 a resolution was passed by the Shareholder's and, subsequently, the Director's of the Company, to authorize a rollback of the issued and outstanding shares of the Company to a maximum of 100:1. Following the rollback, the Company's authorized capital was increased back to 50,000,000 shares.


--------------------------------------------------------------------------------

The President of the Company was given authority to take the necessary actions and subsequently the CUSIP and trading symbol have changed to 830028 20 5 and SIXN, respectively. This change was effective as of October 15, 2004.


--------------------------------------------------------------------------------

ITEM 2.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,693,095 and has a working capital deficit of $650,100. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2004 ("2004") compared to the nine months ended September 30, 2003 ("2003"):

The Company has no revenue for 2004 and 2003. Expenses decreased by $137,619 to $83,070 in 2004 as compared to $220,689 in 2003. There were no consulting fees in 2004 as compared to $90,000 in 2003. There were no Internet and web hosting fees in 2004 as compared to $45,000 in 2003.

The net loss for 2004 was $83,070 as compared to $220,689 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2004 the Company had cash and cash equivalents totaling $4,227 compared to $81 at December 31, 2003.


--------------------------------------------------------------------------------

On July 2, 2004, the Company received cash advances of $5,000 from a non-related party, bearing interest at a rate of 8% per annum and a loan fee of 10%. The funds are repayable on July 2, 2006.

On September 24, 2004, the Company received cash advances of $4,000 from a non-related party, bearing interest at a rate of 10% per annum and a loan fee of 10%. The funds are repayable on September 24, 2005.

We have also received $4,553 from another non-related party. These funds are non-interest bearing, unsecured and with no specific terms of repayment.

These funds were used to fund our operating activities of $9,511 and increase our cash position by $4,146. As a result, our cash position has increased during 2004 to $4,227 and our working capital deficit, as at September 30, 2004, is $650,100.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27th 2004, the Shareholder's approved, in lieu of a Special Meeting, a resolution to authorize the rollback of the issued and outstanding shares of the Company to a maximum of 100:1. Following the rollback, the Company's authorized capital was to be increased back to 50,000,000 shares.

The Shareholder's further resolved to authorize the Board of Director's to change the Registrant's name, at a future date, if deemed to be in the best interest of the Company.

On all of the above matters, the Shareholder's voted THIRTY MILLION, FOUR HUNDRED & TWENTY-FIVE THOUSAND (30,425,000) shares for the resolution and zero shares against the resolution. No shareholder's withheld their vote or abstained from voting on each of the above matters.

The President of the Company was given authority to take the necessary actions and subsequently the CUSIP and trading symbol have changed to 830028 20 5 and SIXN, respectively. This change was effective as of October 15, 2004.

The Registrant filed a Form 8-K with the SEC on October 15 2004, which gave a detailed report of the transpired events.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS

None.


--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

649.COM INC.
(Registrant)



/s/ Mark Glusing                    Date: November 10, 2004
--------------------------------
Mark Glusing
President / Director

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Glusing                   Date: November 10, 2004
Mark Glusing
President / Director
--------------------------------

/s/ Cary Martin                    Date: November 10, 2004
Cary Martin
Secretary / Treasurer / Director
--------------------------------


--------------------------------------------------------------------------------