Form 10KSB
period 2004-12-31
649 COM INC
filed 2005-03-29
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   FORM 10=KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended: DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________ to ________________


                                  649.COM INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Texas                  0-30381               760495640
   ----------------------------  -----------------  -------------------------
   (State or other jurisdiction    (Commission            (IRS Employer
        of incorporation or        File Number)         Identification No.)
           organization)


                Suite 212, 1166 Alberni Street
              Vancouver, British Columbia, Canada             V6E 3Z3
          ----------------------------------------          ----------
          (Address of principal executive offices)          (Zip Code)



           Issuer's telephone number
            (including area code)      ---------      (604) 648-2090




    -----------------------------------         -------------------------------
    (Former name, former address and                      (Zip Code)
     former fiscal year, if changed
     since last report)

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

Yes     [X]     No     [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for most recent fiscal year.  $NIL

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 29, 2005 - $0.11. There are 303,998 shares of voting common stock of the Company held by affiliates.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of March 29, 2005 was US$171.21.


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

March 29, 2005 - 475,206 Common Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format     Yes     [X]     No     [_]

                                  649.COM INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .    1

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .    2

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .    3

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . .    3

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .    4

Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .  F-8

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .   19

Item 8a.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .   19

Item 8b.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . .   19

Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .   21

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. .   22

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .   23

Item 13.  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .   24

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . .   24

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of 649.com Inc., a company organized under the laws of Texas (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-KSB.

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

BUSINESS DEVELOPMENT

We have developed a proprietary instant on-line lottery software program that we intend to license to legally operated lottery organizations, which are typically land based government operated agencies. The game which is played on-line is similar to the well-known land based lottery game known as "PowerBall" in the USA and 'lotto 649' in Canada, the United Kingdom, Spain, France, Holland and Germany.

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

We had requested J. Alexander Securities to act as a market maker for 649.com. Their mandate was to file a Form 211 Application with the NASD under SEC Rule 15c2-11, in order for 649.com to be reinstated on the OTC.BB.

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

The President of the Company was given authority to take the necessary actions and subsequently the CUSIP and trading symbol have changed to 830028 20 5 and SIXN, respectively. This change was effective as of October 15, 2004. The Company is currently trading on the Pink Sheets under the trading symbol, SIXN.PK.


ITEM 2.     DESCRIPTION OF PROPERTY

At present, in order to reduce overhead expenses, 649.com does not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our shareholders for office space located at Suite 212, 1166 Alberni Street, Vancouver, British
Columbia, Canada.   On December 15th 2004, the Company reached an agreement to have the rental fees for office space owing waived for the period from May 2002 to December 2004. (See Note 3 of the Audited Consolidated Financial Statements.)

ITEM 3.     LEGAL PROCEEDINGS

We are not currently involved in any such litigation which we believe could have a materially adverse effect on our financial condition or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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


                                     PART 11

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

We currently trade on the Pink Sheets under the symbol SIXN.PK. On June 23rd 1998, our common stock began trading on the Bulletin Board under the trading symbol MFRC. In conjunction with the acquisition of 649, effective on May 27th 1999, our trading symbol was changed to ABET. When the Company rolled back the issued and outstanding shares on October 15th 2004, our trading symbol was changed to SIXN. Since February 10th 2000, our common stock was relegated to the NASD-Pink Sheets for failure to file financial statements in time. The high and low bid price of 649's common stock, as quoted on the Pink Sheets, is listed below.

There is no "established trading market" for shares of our common stock. As of February 10th 2000, the common stock was quoted on the Pink Sheets operated by the National Association of Securities Dealers, Inc. Effective October 15th 2004, the common stock has traded under the symbol of "SIXN.PK". No assurance can be given that any "established trading market" for the common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31 2004 and 2003 is shown below, as quoted by Yahoo!(R) Finance. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER ENDING  HIGH BID   LOW BID
--------------  ---------  --------
March 2003      $    0.01  $   0.01
June 2003       $    0.00  $   0.00
September 2003  $    0.00  $   0.00
December 2003   $    0.01  $   0.00
March 2004      $    0.00  $   0.00
June 2004       $    0.00  $   0.00
September 2004  $    0.00  $   0.00
December 2004   $    0.02  $   0.02

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

We had requested J. Alexander Securities to act as a market maker for 649.com.
J. Alexander Securities filed a 15(c)2(11) with the National Association of Securities Dealers (NASD).

In July 2004, we decided to terminate our business relationship with J. Alexander Securities, as they were unable to achieve the mandate. We have, subsequently, requested that Pennaluna & Company act as a market maker for 649.com.

HOLDERS

As of December 31, 2004 we had 95 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31st 2004, without registration under the Securities Act of 1933, as amended.

NAME  DATE ACQUIRED  NUMBER OF SHARES  AGGREGATE CONSIDERATION
----  -------------  ----------------  -----------------------
NIL
----  -------------  ----------------  -----------------------

----  -------------  ----------------  -----------------------

----  -------------  ----------------  -----------------------

----  -------------  ----------------  -----------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The audited consolidated financial statements at December 31, 2004 have been prepared assuming we will continue as a going concern. Since inception, we have suffered recurring losses, net cash outflows from operations and, at December 31 2004, had a working capital deficiency of $592,226. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances, related party and non-related party loans in order to meet our strategic objectives. Management believes that sufficient funding will be available to continue operations but is currently evaluating financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue with our efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years ending December 31 2004 and 2003 are not indicative of our current business plan and operations. During the years ended December 31 2004 and 2003, we had no revenue and were in the development stage.

We do not currently generate any revenue from operations and do not expect to report any revenue from operations, at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more licenses within six months of being reinstated on the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 AND TWELVE MONTHS ENDED DECEMBER 31, 2003

Revenue: We had no revenue for the twelve months ended December 31, 2004 nor for the twelve months ended December 31, 2003.

General and Administrative Operating Expenses: Our operating expenses were $52,141 for the year ending December 31st 2004, compared to $193,961 in fiscal 2003, a decrease of $141,820. The Company did not require consulting services or web hosting during 2004. The decrease in expenses during 2004 was mainly attributed to the lack of consulting fees, imputed interest and Internet and web hosting fees. General and administrative fees increased by $3,180 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position increased to $2,870 on December 31 2004 from $81 on December 31 2003. Advances from non-related parties of $15,142 funded operations during the year ended December 31, 2004.

The working capital deficit at December 31 2004 is $592,226 as compared to $615,780 at December 31 2003.

Our primary source of funds since incorporation has been through the issue of our common stock and loans to us by certain shareholders and other non-related parties.

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

The Company accounts for licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19). The Company is the primary obligor to transactions, has full pricing latitude, can modify the product specifications as it sees fit, will perform part of the service to the end customer, carries sole risk of physical inventory loss, realizes full credit risk, and commission income, is not fixed.

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

Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of December 31, 2004.

Options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS123") requires that an enterprise recognize, or at it option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB option No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Pink Sheets. The fair value of the employees purchase rights, pursuant to stock options, under SFAS 123, will be estimated using the Black-Scholes model.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 7.     FINANCIAL STATEMENTS


                                [GRAPHIC OMITTED}

MANNING ELLIOTT               11th floor, 1050 West Pender Street, Vancouver,
                              BC, Canada V6E 3S7

CHARTERED ACCOUNTANTS         Phone: 604.714.3600 Fax: 604.714.3669  Web:
                              manningelliott.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 649.com, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of 649.com, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from June 13, 1990 (Date of Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of 649.com, Inc. (A Development Stage Company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from June 13, 1990 (Date of Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS

Vancouver, Canada

February 28, 2005

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)


                                                                      December 31,
                                                                  2004           2003
                                                                   $              $
=========================================================================================

ASSETS

Current Assets

 Cash                                                                2,870            81
 Prepaid expenses                                                        -            19
-----------------------------------------------------------------------------------------

Total Current Assets                                                 2,870           100
-----------------------------------------------------------------------------------------

Total Assets                                                         2,870           100
=========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

 Accounts payable (Note 3)                                         147,298       184,224
 Accrued liabilities                                                 3,000         2,000
 Due to related parties (Note 4)                                     8,242         8,242
 Due to non-related parties (Note 5)                               436,556       421,414
-----------------------------------------------------------------------------------------

Total Current Liabilities                                          595,096       615,880
-----------------------------------------------------------------------------------------

Commitments and Contingencies (Note 1)

Stockholders' Deficit

Preferred stock:
Authorized: 5,000,000 shares with a par value of $0.001                  -             -
Issued and outstanding: None

Common stock:
Authorized: 50,000,000 shares with a par value of $0.01                475           475
Issued and outstanding: 475,206 (2003: 475,206) (Note 6(b))

Additional Paid-in Capital                                       1,577,603     1,577,603

Donated Capital (Notes 4 and 5)                                    481,199       416,167

Deficit Accumulated During the Development Stage                (2,651,503)   (2,610,025)
-----------------------------------------------------------------------------------------

Total Stockholders' Deficit                                       (592,226)     (615,780)
-----------------------------------------------------------------------------------------

Total Stockholders' Liabilities and Deficit                          2,870           100
=========================================================================================


   The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)


                                                                                         Accumulated from
                                                                                           June 13, 1990
                                                        Year Ended      Year Ended     (Date of Inception)
                                                        December 31,    December 31,     to December 31,
                                                            2004            2003               2004
                                                             $               $                  $
Revenue                                                            -               -                45,500
-----------------------------------------------------------------------------------------------------------

Expenses

 Assets written-off                                                -               -                90,188
 Consulting fees                                                   -         100,000               140,000
 Depreciation and amortization                                     -               -                 4,111
 General and administrative                                   52,141          48,961               631,240
 Internet and web hosting fees                                     -          45,000                85,000
 Research and development                                          -               -               124,650
 Stock-based compensation                                          -               -             1,434,822
-----------------------------------------------------------------------------------------------------------

Total Expenses                                                52,141         193,961             2,510,011
-----------------------------------------------------------------------------------------------------------

Net Loss From Operations                                     (52,141)       (193,961)           (2,464,511)

Other (Income) Expense

 Gain on debt settlement (Note 3(a) and (b))                 (76,000)              -              (159,512)
 Imputed and other interest expense                           65,337          62,865               346,504
-----------------------------------------------------------------------------------------------------------

Net Loss for the Year                                        (41,478)       (256,826)           (2,651,503)
===========================================================================================================

Basic and Diluted loss per share                               (0.09)          (0.54)
===========================================================================================================

Weighted average number of common shares outstanding         475,206         475,206
===========================================================================================================


   The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)


                                                                                                         Accumulated from
                                                                                                          June 13, 1990
                                                                         Year Ended      Year Ended    (Date of Inception)
                                                                        December 31,    December 31,     to December 31,
                                                                            2004            2003               2004
                                                                             $               $                  $
===========================================================================================================================
Cash Flows To Operating Activities

Net loss                                                                     (41,478)       (256,826)           (2,651,503)

Adjustments to reconcile net loss to cash
    Stock-based compensation                                                       -               -             1,434,822
    Depreciation and amortization                                                  -               -                 4,111
    Imputed interest                                                          65,032          62,865               346,199
    Write off of accounts payable                                                  -               -               (83,512)
    Write off of assets                                                            -               -                90,188
    Proceeds of equipment and software for consulting services                     -               -                 3,838
    Shares issued for domain name                                                  -               -                25,000
    Donated consulting services                                                    -         135,000               135,000

Changes in operating assets and liabilities
    Increase in prepaid expenses and other current assets                         19             (19)              (26,000)
    Increase in accounts payable and accrued liabilities                     (35,926)         56,550               233,810
---------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                        (12,353)         (2,430)             (488,047)
===========================================================================================================================

Cash Flows To Investing Activities
   Acquisition of equipment and software                                           -               -               (55,295)
   Cash acquired in acquisition                                                    -               -                (7,296)
---------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                              -               -               (62,591)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Common stock issued for cash                                                    -               -               239,000
   Advances from non-related parties                                          15,142              59               314,508
---------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                     15,142              59               553,508
---------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                    2,789          (2,371)                2,870

Cash - Beginning of Period                                                        81           2,452                     -
===========================================================================================================================

Cash - End of Period                                                           2,870              81                 2,870
===========================================================================================================================

Non-Cash Financing Activities
   During the year ended December 31, 1999, the Company issued
   6,500,000 shares of its common stock, acquired assets of $155,722, and assumed liabilities of $276,155 in connection with its
   acquisition of 649.com, Inc.                                                    -               -              (220,383)
   Shares issued for stock compensation to officers                                -               -             1,434,822
   Shares issued for domain name                                                   -               -                25,000
   Shares issued for settlement of debt                                            -               -                98,600
===========================================================================================================================

Supplemental Disclosures
   Interest paid                                                                   -               -                     -
   Income taxes paid                                                               -               -                     -
===========================================================================================================================


    The accompanying notes are an integral part of these financial statements

(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From June 13, 1990 (Date of Inception) to December 31, 2004
(Expressed in U.S. Dollars)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                            Additional                 During the
                                                 (Note 6(b))                  Paid-in      Donated     Development
                                                    Shares       Amount       Capital      Capital        Stage         Total
                                                      #             $            $            $             $             $

Balance - June 13, 1990 (Date of Inception)                 -            -           -              -            -             -
Shares issued for organizational costs                    692            1       1,038              -            -         1,039
Net loss for the period ended December 31,
1991 through 1995                                           -            -           -              -       (1,000)       (1,000)
Balance - December 31, 1995                               692            1       1,038              -       (1,000)           39
---------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                                    177            -      26,500              -            -        26,500
Net loss for the year                                       -            -           -              -      (21,569)      (21,569)
Balance - December 31, 1996                               869            1      27,538              -      (22,569)        4,970
---------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                                    667            1       9,999              -            -        10,000
Net loss for the year                                       -            -           -              -      (12,218)      (12,218)
Balance - December 31, 1997                             1,536            2      37,537              -      (34,787)        2,752
---------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                                  2,000            2      29,998              -            -        30,000
Shares issued for cash                                    767            1      11,499              -            -        11,500
Rounding of fractional shares                             235            -           -              -            -             -
Net loss for the year                                       -            -           -              -      (42,535)      (42,535)
Balance - December 31, 1998                             4,538            5      79,034              -      (77,322)        1,717
---------------------------------------------------------------------------------------------------------------------------------
Shares issued for professional services                 2,218            2      44,370              -            -        44,372
Shares issued to officers for services                    500            -       5,250              -            -         5,250
Shares issued for cash and compensation               100,000          100     999,900              -            -     1,000,000
Stock options and common stock earned by
officers                                                    -            -     391,250              -            -       391,250
Shares issued in connection with acquisition           65,000           65         (65)             -            -             -
Other reduction in connection with acquisition              -            -    (220,383)             -            -      (220,383)
Shares issued for cash                                  3,000            3     149,997              -            -       150,000
Net loss for the year                                       -            -           -              -   (1,648,552)   (1,648,552)
Balance - December 31, 1999                           175,256          175   1,449,353              -   (1,725,874)     (276,346)
---------------------------------------------------------------------------------------------------------------------------------
Shares issued to officers for services                  4,950            5       4,945              -            -         4,950
Imputed interest                                            -            -           -         67,774            -        67,774
Net loss for the year                                       -            -           -              -     (341,959)     (341,959)
Balance - December 31, 2000                           180,206          180   1,454,298         67,774   (2,067,833)     (545,581)
---------------------------------------------------------------------------------------------------------------------------------
Shares issued for acquisition of domain name            5,000            5      24,995              -            -        25,000
Imputed interest                                            -            -           -         75,380            -        75,380
Net loss for the year                                       -            -           -              -      (77,283)      (77,283)
Balance - December 31, 2001                           185,206          185   1,479,293        143,154   (2,145,116)     (522,484)
---------------------------------------------------------------------------------------------------------------------------------
Shares issued to settle debt                          290,000          290      98,310              -       98,600
Imputed interest                                            -            -           -         75,148            -        75,148
Net loss for the year                                       -            -           -              -     (208,083)     (208,083)
Balance - December 31, 2002                           475,206          475   1,577,603        218,302   (2,353,199)     (556,819)
---------------------------------------------------------------------------------------------------------------------------------
Imputed interest                                            -            -           -         62,865            -        62,865
Consulting services                                         -            -           -        135,000            -       135,000
Net loss for the year                                       -            -           -              -     (256,826)     (256,826)
Balance - December 31, 2003                           475,206          475   1,577,603        416,167   (2,610,025)     (615,780)
---------------------------------------------------------------------------------------------------------------------------------
Imputed interest                                            -            -           -         65,032            -        65,032
Net loss for the year                                       -            -           -              -      (41,478)      (41,478)
Balance - December 31, 2004                           475,206          475   1,577,603        481,199   (2,651,503)     (592,226)
=================================================================================================================================


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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2004, the Company has not recognized any revenue, has a working capital deficit of $592,226, and has accumulated operating losses of $2,651,503 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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

          The Company accounts for licensing fees on a gross basis pursuant to the requirements of Emerging Issues Task Force No. 99-19 (EITF 99-19). The Company is the primary obligor to transactions, has full pricing latitude, can modify the product specifications as it sees fit, will perform part of the service to the end customer, carries sole risk of physical inventory loss, realizes full credit risk, and commission income, is not fixed.

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

    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


2.   Significant  Accounting  Principles  (continued)

     j)   Software Development Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of December 31, 2004.

     k)   Stock-based Compensation

          Options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS123") requires that an enterprise recognize, or at it option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB option No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Pink Sheets. The fair value of the employees purchase rights, pursuant to stock options, under SFAS 123, will be estimated using the Black-Scholes model.

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

     m)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     n)   Financial  Instruments

          The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, notes payable and advances from related and non-related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities and advances from related and non-related parties approximates their carrying value due to the immediate or short-term maturity of these financial instruments.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


2.   Significant Accounting Principles (continued)

  o) New Accounting Pronouncements

     In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  p) Reclassifications

     Certain comparative figures have been reclassified to ensure comparability with those of the current period.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


3.   Accounts Payable

     a) On December 15, 2004, the Company reached an agreement to have rental fees for office space owing waived for the period from May 2002 to December 2004. The value of these fees of $16,000 was treated as a gain on debt settlement.

     b) On December 15, 2004, the Company reached an agreement to have fees for administrative services owing waived for the period from January 2003 to December 2004. The value of these fees of $60,000 was treated as a gain on debt settlement.


4.   Related  Party  Transactions

     As of December 31, 2004, the Company owes a significant stockholder, Intrepid, $8,242 (2003: $8,242). The amount owing is non-interest bearing unsecured and due upon demand. Imputed interest of $1,236 (2003: $1,236) was charged to operations and treated as donated capital.


5.   Due  to  Non-Related  Parties

     Non-interest bearing amounts owing to non-related parties of $427,252 (2003: 421,414) are due on demand and are unsecured. During the year ended December 31, 2004 imputed interest of $63,796 (2003: $61,629) was charged to operations and treated as donated capital.

     Interest bearing notes are owing to non-related parties of $9,304 (2003 - $Nil) as follows:

     a) On July 2, 2004, the Company received $5,000 from Hokley Limited ("Hokley"). The promissory note is unsecured, bears interest at 8% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on July 2, 2006.

     b) On September 24, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on September 24, 2005.


6.   Common  Stock

     a) The Company has a Stock Option Plan approved and registered. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at of December 31, 2004 and 2003 there were no outstanding stock options.

     b) On September 27, 2004 a resolution was passed by the shareholders of the Company to authorize a reverse split of the issued and outstanding common shares of the Company to a maximum of 1 new share of every 100 old shares held. Following the reverse split, the Company's authorized capital was increased back to 50,000,000 common shares. These consolidated financial statements have been retroactively restated to reflect the changes to the issued and authorized common stock.


    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


7.   Income  Taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has U.S. net federal operating tax losses of $1,012,000 to offset future years taxable income expiring from 2005 through 2018.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                               2004        2003
                             $          $

Net Operating Income (Loss)   (52,141)   (193,961)
Statutory Tax Rate                 34%         34%
Effective Tax Rate                  -           -
Deferred Tax Asset             17,728      65,947
Valuation Allowance           (17,728)    (65,947)
--------------------------------------------------

Net Deferred Tax Asset              -           -
==================================================



8.   Subsequent  Event

     On February 1 2005, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 1, 2006.


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

We have appointed Manning Elliott of Vancouver, Canada, as our auditors. The financial statements for the last five fiscal years ended December 31 2004, 2003, 2002, 2001 and 2000 have been audited by Manning Elliott. The fiscal years ending December 31 2004 and 2003, included in this report, have been audited by Manning Elliott, as set forth in their report included herein.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.     OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K, during the fourth quarter of the year covered by this Form 10-KSB, which has not already been reported.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND OFFICERS

NAME              AGE               TITLE
----------------  ---  --------------------------------
John Buddo(1)      38  Director / President
----------------  ---  --------------------------------
Mark Glusing(2)    34  Director / President
----------------  ---  --------------------------------
Cary C. Martin(3)  54  Director / Secretary / Treasurer
----------------  ---  --------------------------------

1 Mr. Buddo resigned his offices and as a director on December 30, 2003.
2 Mr. Glusing was appointed as a Director and Secretary/Treasurer on December 4th 2002. On December 30th 2003 he resigned his office as Secretary/Treasurer and was appointed as President.
3 Mr. Martin was appointed as a Director and Secretary/Treasurer on December 30, 2003.


BACKGROUND OF OFFICERS AND DIRECTORS

Mr. Glusing has a strong background in international business management and finance. Mr. Glusing is currently the President of Ubiquity Management Inc., a private public company management firm and is President of publicly traded Krifter Holdings Inc. Until December 2004, he was President of LegalPlay Entertainment Inc., trading on the Pink Sheets, and of LegalPlay's wholly owned subsidiary Skill Poker.com. Mr. Glusing was previously a director and Chief Operating Officer of Immune Network Ltd., a publicly traded biotech company and is a former director of BC Research Inc., a technology incubator based in Vancouver.

Mr. Martin has been actively involved in the investor relations segment of the stock market for over twenty years. Approximately 19 years ago, he started Cary
C. Martin & Associates, an Investor/Media Relations Services Company, specializing in investor relations, corporate communications and media relations. His specialty is assisting his client companies in reaching their investor relations/corporate communications objectives through coordination, preparation and implementation of adequate IR/Media programs.

FAMILY RELATIONSHIPS

There are no family relationships amongst our directors or executive officers.

SIGNIFICANT EMPLOYEES

We do not have any significant employees, other than our officers and directors, at this time.

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


ITEM 10.     EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

We did not pay any director's fees for the latest fiscal year ended December 31, 2004 or for the fiscal year ended in Dec 31 2003.

The Company may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                              SUMMARY COMPENSATION TABLE


                                                                            Long Term Compensation
                                                                    ---------------------------------------
                                  Annual Compensation                        Awards              Payouts
                     ---------------------------------------------  ------------------------  -------------
(a)                   (b)       (c)           (d)          (e)          (f)          (g)           (h)          (i)
-------------------  -----  -----------  -------------  ----------  -----------  -----------  -------------  ----------
    Name and                                              Other                  Securities
Principal Position    Year    Salary         Bonus        Annual    Restricted   Underlying       LTIP       All Other
                                ($)           ($)        Compen-       Stock      Options/         Pay        Compen-
                                                         sation ($)    Awards      SARS (#)      outs ($)     sation ($)
-------------------  -----  -----------  -------------  ----------  -----------  -----------  -------------  ----------
Anthony Mark(1)       2002  CDN$10,000
-------------------  -----  -----------  -------------  ----------  -----------  -----------  -------------  ----------
John Buddo(2)         2002            0
                      2003            0
-------------------  -----  -----------  -------------  ----------  -----------  -----------  -------------  ----------
Mark Glusing(3)       2002            0
                      2003            0
                      2004            0
-------------------  -----  -----------  -------------  ----------  -----------  -----------  -------------  ----------
Cary Martin(4)        2003            0
                      2004            0
-------------------  -----  -----------  -------------  ----------  -----------  -----------  -------------  ----------

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

OPTIONS/SAR  GRANTS

We  did  not  issue any options or SARs during the year ended December 31, 2004.

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

REPORT  ON  REPRICING  OF  OPTIONS/SAR

We  did not reprice any options or SARs during the year ended December 31, 2004.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 1st 2005, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of 649.com, and (iii) all directors and executive officers of us as a group. The computation is based upon 475,206 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

NAME AND ADDRESS                         NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
---------------------------------------  -----------------------------------  --------------------
498534 Alberta Inc.
5127 Pineridge, RR1 S4 C6                                             25,000                5.261%
Peachland, BC V0H 1Y0
---------------------------------------  -----------------------------------  --------------------
CEDE & Co.
PO Box 222 Bowling Green Station                                     123,625               26.015%
New York, NY  10274
---------------------------------------  -----------------------------------  --------------------
Antico Holdings AVV
7 Abraham de Veerstraat, P.O. Box 840                                 48,333               10.171%
Curacao, Netherlands Antilles
---------------------------------------  -----------------------------------  --------------------
Cecil Morris
93 East Lake Drive, Marina Da Gama                                    48,333               10.171%
Cape Town, South Africa 7945
---------------------------------------  -----------------------------------  --------------------
Hokley Limited
41 - 46 Acropolis Avenue
4th Floor, Office 401, P.O. Box 28697                                 48,333               10.171%
Nicosis, Cyprus CY2031
---------------------------------------  -----------------------------------  --------------------
Polygosis Software Limited
35 Barrack Road, Suite 302, PO Box 1074                               48,333               10.171%
Belize City, Belize C.A.
---------------------------------------  -----------------------------------  --------------------
WebLink Management Limited
Marlow House, Lloyds Avenue                                           62,333                13.12%
London, UK EC3N 3AL
---------------------------------------  -----------------------------------  --------------------
Zurich Capital Corporation A.V.V.
7 Abraham de Veerstraat, P.O. Box 840                                 48,333               10.171%
Curacao, Netherlands Antilles
---------------------------------------  -----------------------------------  --------------------
Directors and Officers as a Group                                          0                   0 %
---------------------------------------  -----------------------------------  --------------------
TOTAL:                                                               452,623               95.248%
---------------------------------------  -----------------------------------  --------------------


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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description

           2.1  Form 8-K filed on Oct 15 2004 re. 100:1 rollback
           2.2  Form 8-K filed on Oct 15 2004 re. Promissory Note
          31.1  302 Certification for the Chief Executive Officer
          31.2  302 Certification for the Chief Financial Officer
          32.1  906 Certification for the Chief Executive Officer
          32.2  906 Certification for the Chief Financial Officer

DOCUMENTS INCORPORATED BY REFERENCE
* Previously filed.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.   AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by our Independent Registered Public Accounting Firm, Manning Elliot Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB are as follows:

                             2004  $7,550
                             2003  $4,500


2.   AUDIT-RELATED FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by our Independent Registered Public Accounting Firm, Manning Elliott Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of
     Schedule 14A.

3.   TAX FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for professional services rendered by our Independent Registered Public Accounting Firm, Manning Elliott Chartered Accountants, for tax compliance, tax advice and tax planning.

4.   ALL OTHER FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by our Independent Registered Public Accounting Firm, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

649.COM INC.
(Registrant)


/s/ Mark Glusing                                           Date: March 29, 2005
--------------------
Mark Glusing
President / Director


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark Glusing                                           Date: March 29, 2005
--------------------
Mark Glusing
President / Director


/s/ Cary Martin                                            Date: March 29, 2005
--------------------
Mark Glusing
Secretary / Treasurer / Director