Form 10QSB
period 2005-03-31
649 COM INC
filed 2005-05-10
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                                  649.COM, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Texas                       0-30381                760495640
----------------------------------  ----------------------  --------------------
  (State or other jurisdiction of      (Commission File         (IRS Employer
   incorporation or organization)           Number)          Identification No.)


     Suite 212, 1166 Alberni Street
  Vancouver, British Columbia, Canada                              V6E 3Z3
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number                                 (604) 648-2090
       (including area code)
                                    --------



--------------------------------------------------------------------------------
 (Former name, former address and former                          (Zip Code)
fiscal year, if changed since last report)


--------------------------------------------------------------------------------
                                                                          Page 1

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 475,206 COMMON SHARES AS AT MAY 10, 2005.


Transitional Small Business Disclosure Format:

Yes [ ]    No[X]
(Check one)


--------------------------------------------------------------------------------
                                                                          Page 2

                                  649.COM INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . .   F-1

Consolidated Statements of Operations and Comprehensive Loss . . . .   F-2

Consolidated Statements of Cash Flow . . . . . . . . . . . . . . . .   F-3

Notes to the Consolidated Financial Statements . . . . . . . . . . .   F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .    11

ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .    12


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .   13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .   13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .   13

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   13


--------------------------------------------------------------------------------
                                                                          Page 3

649.com, Inc.
(A Development Stage Company)
Consolidated Financial Statements
March 31, 2005
(U.S. Dollars)
(Unaudited)

                                                                        Index
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .   F-1

Consolidated Statements of Operations . . . . . . . . . . . . . . . . .   F-2

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .   F-3

Notes to the Consolidated Financial Statements. . . . . . . . . . . . .   F-4


--------------------------------------------------------------------------------
                                                                          Page 4

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

                                                     March 31,     December 31,
                                                        2005           2004
                                                         $              $
                                                    (unaudited)     (audited)
================================================================================

ASSETS

Current Assets

Cash                                                      4,566           2,870
================================================================================

Total Assets                                              4,566           2,870
================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                               125,958         147,298
Accrued liabilities                                       2,000           3,000
Due to stockholders (Note 4)                              8,242           8,242
Due to non-related parties (Note 5)                     446,228         436,556
================================================================================

Total Current Liabilities                               582,428         595,096
================================================================================

Stockholders' Deficit

Preferred stock:
Authorized: 5,000,000 with a par value of $0.001              -               -
 Issued and outstanding: None

Common stock:
Authorized: 50,000,000 with a par value of $0.001           475             475
 Issued and outstanding: 475,206

Additional Paid-in Capital                            1,577,603       1,577,603

Donated Capital (Notes 3, 4 and 5)                      497,042         481,199

Deficit Accumulated During the Development Stage     (2,652,982)     (2,651,503)
================================================================================

Total Stockholders' Deficit                            (577,862)       (592,226)
================================================================================

Total Stockholders' Liabilities and Deficit               4,566           2,870
================================================================================

    The accompanying notes are an integral part of these financial statements

(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

                                                                                                     Accumulated from
                                                           Three Month           Three Month          June 13, 1990
                                                              Ended                 Ended          (Date of Inception)
                                                            March 31,             March 31,            to March 31,
                                                               2005                  2004                  2005
                                                                $                     $                     $

Revenue                                                                  -                     -                45,500
=======================================================================================================================

Expenses

Asset written-off                                                                                               90,188
Consulting fees                                                          -                     -               140,000
Depreciation and amortization                                            -                     -                 4,111
General and administrative                                           5,092                10,844               636,332
Internet and web hosting fees                                                                  -                85,000
Research and development                                                 -                     -               124,650
Stock-based compensation                                                 -                     -             1,434,822
=======================================================================================================================

Total Expenses                                                       5,092                10,844             2,515,103
=======================================================================================================================

Net Loss from Operations                                            (5,092)              (10,844)           (2,469,603)

Other (Income) Expense:

Debt settlement                                                    (20,000)                    -              (179,512)
Interest expense (Note 5)                                           16,387                16,173               362,891
-----------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                             (1,479)              (27,017)           (2,652,982)
=======================================================================================================================

Basic and Diluted loss per share                                         -                     -
=======================================================================================================================
Weighted average number of common shares outstanding               475,206               475,206
=======================================================================================================================

    The accompanying notes are an integral part of these financial statements

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

                                                                                                           Accumulated from
                                                                         Three Months    Three Months       June 13, 1990
                                                                            Ended            Ended       (Date of Inception)
                                                                          March 31,        March 31,         to March 31,
                                                                             2005            2004                2005
                                                                              $                $                  $
=============================================================================================================================
Cash Flows To Operating Activities

Net loss                                                                       (1,479)         (27,017)           (2,652,982)

Adjustments to reconcile net loss to cash

    Stock-based compensation                                                        -                -             1,434,822
    Depreciation and amortization                                                   -                -                 4,111
    Imputed interest                                                           15,843           16,173               362,042
    Gain on settlement of debt                                                (20,000)               -              (179,512)
    Write off of assets                                                             -                -                90,188
    Proceeds of equipment and software for consulting services                      -                -                 3,838
    Shares issued for domain name                                                   -                -                25,000
    Donated consulting services                                                     -                -               135,000

Changes in operating assets and liabilities

    Decrease in prepaid expenses and other current assets                           -               19               (26,000)
    (Decrease) increase in accounts payable and accrued liabilities            (2,340)           9,210               307,470
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                          (7,976)          (1,615)             (496,023)
=============================================================================================================================

Cash Flows From Financing Activities

Acquisition of equipment and software                                               -                -               (55,295)
Cash acquired in acquisition                                                        -                -                (7,296)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                               -                -               (62,591)
-----------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash                                                        -                -               239,000
Advances from related parties                                                       -                -                 8,242
Advance from unrelated parties                                                 29,145                -               446,228
Repayments of non-related party loans                                         (19,473)           1,636              (130,290)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                       9,672            1,636               563,180
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Increase in Cash                                                                1,696               21                 4,566

Cash - Beginning of Period                                                      2,870               81                     -
=============================================================================================================================

Cash - End of Period                                                            4,566              102                 4,566
=============================================================================================================================

Non-Cash Financing Activities

During the year ended December 31, 1999, the Company issued
6,500,000 shares of its common stock, acquired assets of $155,722, and assumed liabilities of $276,155 in connection with its acquisition
of 649.com, Inc.                                                                    -                -              (220,383)

Shares issued for stock compensation to officers                                    -                -             1,434,822
Shares issued for domain name                                                       -                -                25,000
Shares issued for settlement of debt                                                                                  98,600
=============================================================================================================================

Supplemental Disclosures

Interest paid                                                                       -                -                     -
Income taxes paid                                                                   -                -                     -
=============================================================================================================================

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has not recognized any revenue, has a working capital deficit of $577,862, and has accumulated operating losses of $2,652,982 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.   Significant  Accounting  Principles

     a)   Basis of Accounting

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars.

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

     j)   Software Development Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2005.

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


649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


2.   Significant Accounting Principles (continued)

     m)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and December 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     n)   Financial Instruments

          The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, notes payable and advances from related and non-related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related and non-related parties approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

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

     o)   New Accounting Pronouncements (continued)

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


649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


3.   Accounts Payable

     a) On February 2, 2005, the Company reached an agreement with an unrelated party to have administrative fees owing waived. The services were provided to the Company during the period from May 2002 to December 2002. The value of these fees of $20,000 was treated as a gain on debt settlement.

     b) On December 15, 2004, the Company reached an agreement to have rental fees for office space owing waived for the period from May 2002 to December 2004. The value of these fees of $16,000 was treated as a gain on debt settlement.

     c) On December 15, 2004, the Company reached an agreement to have fees for administrative services owing waived for the period from January 2003 to December 2004. The value of these fees of $60,000 was treated as a gain on debt settlement.


4.   Related Party Transactions/Balances

     As of March 31, 2005, the Company owes a significant stockholder, Intrepid, $8,242 (2003: $8,242). The amount owing is non-interest bearing, unsecured and due upon demand. During the three months ended March 31, 2005 imputed interest of $309 (2004: $309) was charged to operations and treated as donated capital.


5.   Due to Non-Related Parties

     Non-interest bearing amounts owing to non-related parties of $446,228 are due on demand and are unsecured. During the three months ended March 31, 2005 imputed interest of $15,534 (2004: $15,864) was charged to operations and treated as donated capital.

     Interest bearing notes are owing to non-related parties of $35,000 as follows:

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

     c) On February 1, 2005, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 1, 2005.

     d) On February 17, 2005, the Company received $21,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 17, 2005.


649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


6.   Common Stock

     a) The Company has a Stock Option Plan approved and registered. Pursuant to this plan, the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at March 31, 2005 and December 31, 2004 there were no outstanding stock options.

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

We entered into an Agreement with Syntec Software on July15th, 2002 whereby Syntec agreed to update and redevelop the 649.com software program game client interface in flash and to provide a full management suite and tracking system as well as the integration of a cashier system. Syntec also agreed to move the database from Oracle and create a database in MYSQL.

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


--------------------------------------------------------------------------------
                                                                         Page 11

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,652,982 and has a working capital deficit of $577,862. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2005 ("2005") compared to the three months ended March 31, 2004 ("2004"):

The Company has no revenue for 2005 and 2004. Expenses decreased by $5,752 to $5,092 in 2005 as compared to $10,844 in 2004. The decrease in expenses is attributed to the general and administrative fees in 2005 being $5,092 as compared to $10,844 in 2004. The decrease in these fees is attributed to the cancellation of administration fees owing in 2005.

The net loss for 2005 was $1,479 as compared to $27,017 in 2004. One of the contributing factors to the decrease in 649.com's net loss in 2005 was the agreements the Company entered into to arrange for the cancellation of debt (please see Note 3 in the Financial Statements for a detailed breakdown of the agreements the company entered into). Our net loss per share remained at $nil for 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2005 the Company had cash and cash equivalents totaling $4,566 compared to $2,870 at December 31, 2004.


--------------------------------------------------------------------------------
                                                                         Page 12

The Company received cash advances of $29,145 from a non-related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities and increase our cash position by $1,696. As a result, our cash position has increased during 2005 to $4,566 and our working capital deficit, as at March 31, 2005, is $577,862.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------
                                                                         Page 13

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description

    2.1*        Form 8-K filed on Feb 17 2005 re. Promissory Note
    2.2*        Form 8-K filed on Feb 24 2005 re. Promissory Note
   31.1         302 Certification for the Chief Executive Officer
   31.2         302 Certification for the Chief Financial Officer
   32.1         906 Certification for the Chief Executive Officer
   32.2         906 Certification for the Chief Financial Officer



DOCUMENTS INCORPORATED BY REFERENCE
* Previously filed.


--------------------------------------------------------------------------------
                                                                         Page 14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Mark Glusing                               Date: May 10, 2005
------------------------------------
Mark Glusing
President / Director

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Glusing                               Date: May 10, 2005
------------------------------------
Mark Glusing
President / Director


/s/ Cary Martin                                Date: May 10, 2005
------------------------------------
Cary Martin
Secretary / Treasurer / Director


--------------------------------------------------------------------------------
                                                                         Page 15