Form 10QSB
period 2005-06-30
649 COM INC
filed 2005-07-25
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                                  649.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                        0-30381                760495640
----------------------------------   ------------------    ---------------------
  (State or other jurisdiction of     (Commission File         (IRS Employer
   incorporation or organization)          Number)           Identification No.)


      Suite 212, 1166 Alberni Street                              V6E 3Z3
    Vancouver, British Columbia, Canada
------------------------------------------           ---------------------------
 (Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number                            (604) 648-2090
           (including area code)            --------


------------------------------------------              ------------------------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 475,206 COMMON SHARES AS AT JULY 22, 2005.


Transitional Small Business Disclosure Format:

Yes [ ]    No [ ]
(Check one)


--------------------------------------------------------------------------------

                                  649.COM INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .   F-6

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  F-7

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . .  F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . .   15

ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . .   16


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . .  17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . .  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .  17

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .  17


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2005
(U.S. Dollars)
(Unaudited)

                                                                           Index

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .   F-6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .   F-7

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . .   F-8


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)


                                                        June 30,     December 31,
                                                          2005           2004
                                                           $              $
                                                      (unaudited)     (audited)
==================================================================================

ASSETS

Current Assets

Cash                                                          956           2,870
----------------------------------------------------------------------------------

Total Assets                                                  956           2,870
==================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                                 124,963         147,298
Accrued liabilities                                         2,000           3,000
Due to stockholders (Note 4)                                8,242           8,242
Due to non-related parties (Note 5)                       446,707         436,556
----------------------------------------------------------------------------------

Total Current Liabilities                                 581,912         595,096
----------------------------------------------------------------------------------

Stockholders' Deficit

Preferred stock:
  Authorized: 5,000,000 with a par value of $0.001              -               -
  Issued and outstanding: None

Common stock:
  Authorized: 50,000,000 with a par value of $0.001
   Issued and outstanding: 475,206 common shares              475             475

Additional Paid-in Capital                              1,577,603       1,577,603

Donated Capital (Notes 4 and 5)                           512,629         481,199

Deficit Accumulated During the Development Stage       (2,671,663)     (2,651,503)
----------------------------------------------------------------------------------

Total Stockholders' Deficit                              (580,956)       (592,226)
----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                   956           2,870
==================================================================================

   (The accompanying notes are an integral part of these financial statements)

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)



                                                                                       Accumulated from
                                                                                        June 13, 1990
                                     Three Months Ended        Six Months Ended       (Date of Inception)
                                    June 30,     June 30,     June 30,    June 30,       to June 30,
                                      2005         2004         2005        2004             2005
                                       $            $            $           $                $
Revenue                                    -             -           -           -                45,500
---------------------------------------------------------------------------------------------------------

Expenses

Asset written-off                          -             -           -           -                90,188
Consulting fees                            -             -           -           -               140,000
Depreciation and amortization              -             -           -           -                 4,111
General and administrative             2,243        11,057       7,335      21,901               638,575
Internet and web hosting fees              -             -           -           -                85,000
Research and development                   -             -           -           -               124,650
Stock-based compensation                   -             -           -           -             1,434,822
---------------------------------------------------------------------------------------------------------

Total Expenses                         2,243        11,057       7,335      21,901             2,517,346
---------------------------------------------------------------------------------------------------------

Net Loss from Operations              (2,243)      (11,057)     (7,335)    (21,901)           (2,471,846)

Other (income) Expense

Debt settlement                            -             -     (20,000)          -              (179,512)
Interest expense (Note 5)             16,438        16,261      32,825      32,434               379,329
---------------------------------------------------------------------------------------------------------

Net Loss for the Period              (18,681)      (27,318)    (20,160)    (54,335)           (2,671,663)
=========================================================================================================

Basic and Diluted loss per share       (0.04)        (0.06)      (0.04)      (0.11)
=========================================================================================================

Weighted average number of
common shares outstanding            475,206       475,206     475,206     475,206
=========================================================================================================


   (The accompanying notes are an integral part of these financial statements)

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)


                                                                                                   Accumulated from
                                                                                                    June 13, 1990
                                                                          Six Months Ended        (Date of Inception)
                                                                         June 30,    June 30,        to June 30,
                                                                           2005        2004              2005
                                                                            $            $                $
=====================================================================================================================
Cash Flows To Operating Activities

Net loss                                                                  (20,160)     (54,335)           (2,671,663)

Adjustments to reconcile net loss to cash
    Stock-based compensation                                                    -            -             1,434,822
    Depreciation and amortization                                               -            -                 4,111
    Imputed interest                                                       31,430       32,434               377,629
    Gain on settlement of debt                                            (20,000)           -              (179,512)
    Write off of assets                                                         -            -                90,188
    Proceeds of equipment and software for consulting services                  -            -                 3,838
    Shares issued for domain name                                               -            -                25,000
    Donated consulting services                                                 -            -               135,000

Changes in operating assets and liabilities
    Decrease in prepaid expenses and other current assets                       -           19               (26,000)
    (Decrease) Increase in accounts payable and accrued liabilities        (3,335)      17,381               306,475
---------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                     (12,065)      (4,501)             (500,112)
---------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Acquisition of equipment and software                                           -            -               (55,295)
Cash acquired in acquisition                                                    -            -                (7,296)
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                           -            -               (62,591)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Common stock issued for cash                                                    -            -               239,000
Advances from related parties                                                   -            -                 8,242
Advances from non-related parties                                          29,995                            447,078
Repayments of non-related party loans                                     (19,844)       4,578              (130,661)
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                  10,151        4,578               563,659
---------------------------------------------------------------------------------------------------------------------
Cash Flows To Investing Activities

Increase (Decrease) in Cash                                                (1,914)          77                   956

Cash - Beginning of Period                                                  2,870           81                     -
=====================================================================================================================
Cash - End of Period                                                          956          158                   956
=====================================================================================================================
Non-Cash Financing Activities

During the year ended December 31, 1999, the Company issued
6,500,000 shares of its common stock, acquired assets of $155,722, and assumed liabilities of $276,155 in connection with its acquisition of
649.com, Inc.                                                                   -            -              (220,383)

Shares issued for stock compensation to officers                                -            -             1,434,822
Shares issued for domain name                                                   -            -                25,000
Shares issued for settlement of debt                                                                          98,600
=====================================================================================================================
Supplemental Disclosures

Interest paid                                                                   -            -                     -
Income taxes paid                                                               -            -                     -
=====================================================================================================================

   (The accompanying notes are an integral part of these financial statements)

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

      The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the Company has not recognized any revenue, has a working capital deficit of $580,956, and has accumulated operating losses of $2,671,663 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


                                                                        Page F 8

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


                                                                        Page F 9

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


2.    Significant Accounting Principles (continued)

      i)    Concentration of Credit Risk

            Financial instruments that potentially subject the Company to credit risk consist of cash, accounts payable, accrued liabilities, and amounts due to stockholders and non-related parties. Cash was deposited with a high credit quality institution.

      j)    Software Development Costs

            Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of June 30, 2005.

      k)    Stock-based Compensation

            Options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB option No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Pink Sheets. The fair value of the employees purchase rights, pursuant to stock options, under SFAS 123, will be estimated using the Black-Scholes model.

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


                                                                       Page F 10

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


2.    Significant Accounting Principles (continued)

      m)    Comprehensive Loss

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and December 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

            In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange


                                                                       Page F 11

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


2.    Significant Accounting Principles (continued)

      (o)   New Accounting Pronouncements (continued)

            for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.

            For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

            In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

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


                                                                       Page F 12

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(Unaudited)


4.    Related Party Transactions/Balances

      As of June 30, 2005, the Company owes a significant stockholder, Intrepid, $8,242 (2004: $8,242). The amount owing is non-interest bearing, unsecured and due upon demand. During the three months ended June 30, 2005 imputed interest of $618 (2004: $618) was charged to operations and treated as donated capital.


5.    Due to Non-Related Parties

      Non-interest bearing amounts owing to non-related parties of $446,707 as of June 30, 2005 (2004: $436,556) are due on demand and are unsecured. During the six-month period ended June 30, 2005 imputed interest of $30,812 (2004: $31,816) was charged to operations and treated as donated capital.

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


6.    Common Stock

      a) The Company has a Stock Option Plan approved and registered. Pursuant to this plan, the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at June 30, 2005 and December 31, 2004 there were no outstanding stock options.

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


                                                                       Page F 13

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


--------------------------------------------------------------------------------
                                                                       Page F 14

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,671,663 and has a working capital deficit of $580,956. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2005 ("2005") compared to the six months ended June 30, 2004 ("2004"):

The Company has no revenue for 2005 and 2004. Expenses decreased by $14,566 to $7,335 in 2005 as compared to $21,901 in 2004. The decrease in expenses is attributed to the general and administrative fees in 2005 being $7,335 as compared to $21,901 in 2004. The decrease in these fees is attributed to the cancellation of administration fees owing in 2005.

The net loss for 2005 was $20,160 as compared to $54,335 in 2004. One of the contributing factors to the decrease in 649.com's net loss in 2005 were the agreements the Company entered into to arrange for the cancellation of debt (please see Note 3 in the Financial Statements for a detailed breakdown of the agreements the company entered into). Our net loss per share for 2005 was ($0.04) as compared to ($0.11) for 2004.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2005 the Company had cash and cash equivalents totaling $956 compared to $2,870 at December 31, 2004.


--------------------------------------------------------------------------------
                                                                       Page F 15

The Company received cash advances of $29,995 from a non-related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities. As a result, our cash position has increased during 2005 to $956 and our working capital deficit, as at June 30, 2005, is $580,956.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------
                                                                       Page F 16

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


ITEM 5. OTHER INFORMATION.

On June 2nd 2005, the Board of Directors accepted the resignation of Mark Glusing as Director and President of the Corporation. Mr. Cary C. Martin was appointed as President of the Corporation, effective immediately.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
     2.1*       Form 8-K filed on June 07 2005 re. Departure / Election of Directors
    31.1        302 Certification for the CEO and CFO
    32.1        906 Certification for the CEO and CFO


DOCUMENTS INCORPORATED BY REFERENCE
* Previously filed.


--------------------------------------------------------------------------------
                                                                       Page F 17

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Cary Martin                              Date: July 22, 2005
--------------------
Cary C. Martin
President / Director

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cary Martin                              Date: July 22, 2005
--------------------
Cary C. Martin
President / Director


--------------------------------------------------------------------------------
                                                                       Page F 18