Form 10QSB
period 2001-03-31
649 COM INC
filed 2005-07-28
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ----------------


                                  649.COM, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Texas                      0-30381               760495640
--------------------------------   -----------------   -------------------------
(State or other jurisdiction of    (Commission File         (IRS Employer
 incorporation or organization)         Number)           Identification No.)


     Suite 212, 1166 Alberni Street                         V6E 3Z3
  Vancouver, British Columbia, Canada
------------------------------------------    ----------------------------------
(Address of principal executive offices)                   (Zip Code)


       Issuer's telephone number                         (604) 648-2090
         (including area code)
                                          ----


------------------------------------------    ----------------------------------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,520,650 COMMON SHARES AS AT MARCH 31, 2001.


Transitional Small Business Disclosure Format:

Yes  [_]     No  [X]
(Check one)


--------------------------------------------------------------------------------

                                  649.COM INC.
                          (A Development Stage Company)

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations and Comprehensive Loss. . . . .  F-5

Consolidated Statements of Cash Flow. . . . . . . . . . . . . . . . .  F-6

Notes to the Consolidated Financial Statements. . . . . . . . . . . .  F-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .   12

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .   13


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .   15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .   15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .   15

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .   15


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

======================================================================================================
                                                                            March 31     December 31,
                                                                              2001           2000
                                                                          (unaudited)     (audited)
                                                                               $              $
------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                              745              39
------------------------------------------------------------------------------------------------------

Total Assets                                                                      745              39
======================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                               51,213          50,741
Accrued liabilities                                                             2,500           2,000
Due to stockholders (Note 4)                                                  494,719         492,879
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                     548,432         545,620
------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par value of $0.001; 18,520,650 and 18,020,650 shares issued and
outstanding respectively                                                       18,521          18,021

Preferred stock, 5,000,000 shares authorized with a par value of $0.001             -               -

Additional paid-in capital                                                  1,460,957       1,436,457

Donated capital (Note 4)                                                       86,481          67,774

Deficit Accumulated During the Development Stage                           (2,113,646)     (2,067,833)
------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                  (547,687)       (545,581)
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       745              39
======================================================================================================

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-4

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

===========================================================================================
                                                                         Accumulated from
                                                                          June 13, 1990
                                                 Three Months Ended    (Date of Inception)
                                                    March 31               to March 31,
                                               2001          2000              2001
                                                $             $                 $
-------------------------------------------------------------------------------------------
Revenue                                              -             -                45,500
-------------------------------------------------------------------------------------------

Expenses

  Accounts payable written-off                       -       (46,622)              (46,622)
  Depreciation and amortization                      -             -                 4,111
  Equipment and software written-off                 -             -                54,188
  General and administrative                     3,206        81,061               476,916
  Imputed interest (Note 4)                     18,707        14,146                86,481
  Prepaid expenses written-off                       -        35,000                36,000
  Research and development                      23,900        35,524               113,250
  Stock-based compensation                           -             -             1,434,822
-------------------------------------------------------------------------------------------

Total Expenses                                  45,813       119,109             2,159,146
-------------------------------------------------------------------------------------------

Net Loss for the Period                        (45,813)     (119,109)           (2,113,646)
===========================================================================================

Basic loss per share                                 -         (0.01)
===========================================================================================

Weighted average number of common shares
outstanding                                 18,437,000    17,741,000
===========================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

===================================================================================
                                                              Three Months Ended
                                                                   March 31,
                                                               2001         2000
                                                                $            $
-----------------------------------------------------------------------------------
Cash Flows Used In Operating Activities

Net loss                                                       (45,813)   (119,109)

Adjustments to reconcile net loss to cash

  Imputed interest                                              18,707      14,146
  Shares issued for domain name                                 25,000           -
  Prepaid expenses written-off                                       -      35,000
  Accounts payable                                                   -     (46,622)

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities           972      16,758
-----------------------------------------------------------------------------------

Net Cash Used In Operating Activities                           (1,134)    (99,827)
-----------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances                                                       1,840      97,935
-----------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                        1,840      97,935
-----------------------------------------------------------------------------------

Increase (Decrease) in Cash                                        706      (1,892)

Cash - Beginning of Period                                          39       7,227

Cash - End of Period                                               745       5,335
===================================================================================


Non-Cash Financing and Investing Activities

  Shares issued for domain name                                 25,000           -
===================================================================================


Supplemental Disclosures

  Interest paid                                                      -           -
  Income taxes paid                                                  -           -
===================================================================================

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-6

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has not recognized any revenue, has a working capital deficit of $547,687, and has accumulated operating losses of $2,113,646 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


--------------------------------------------------------------------------------
                                                                        Page F-7

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

     h)   Long-Lived Assets
          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For the purposes of evaluating potential impairment, the Company's assets are grouped by the entity to which they relate. Since adopting this statement, the Company gives consideration to events or changes in circumstances for each of its entities. To date, management has not noted any evidence of impairment, and no related charges have been recognized by the Company.


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

3.   Significant Accounting Principles (continued)

     i)   Software Development Costs
          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2001.

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


--------------------------------------------------------------------------------
                                                                        Page F-9

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

3.   Significant Accounting Principles (continued)

     n)   Recent Accounting Pronouncements
          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management does not expect the adoption of SAB 101 to have a material impact on the Company's financial position or results of operations.

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


4.   Related Party Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). No formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. As a result, the Company owes net advances of $486,477 at March 31, 2001 (2000: $417,232). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $18,398 at March 31, 2001 (2000: $13,837) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of March 31, 2001, the Company owes this stockholder $8,242 (2000 - $8,242). During the three months ended March 31, 2001 imputed interest of $309 (2000: $309) was charged to operations and treated as donated capital.


5.   Common Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at March 31, 2001 and December 31, 2000 there were 750,000 outstanding stock options.

     The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As


--------------------------------------------------------------------------------
                                                                       Page F-10

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

5.   Common Stock (continued)

     performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Pink Sheets.

          The weighted average number of shares under option and option price is as follows:

                                                                Weighted      Weighted
                                                       Shares    Average       Average
                                                        Under    Option    Remaining Life
                                                       Option     Price      of Options
                                                          #         $         (Months)
          Beginning balance - December 31, 2000        750,000       0.50                7
          (audited)
          Granted                                            -
          Exercised                                          -
          Cancelled                                          -
          Lapsed                                             -
                                                       -------
          Ending balance - March 31, 2001 (unaudited)  750,000       0.50                4
                                                       =======  =========  ===============

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                     March 31,     December 31,
                                        2001           2000
                                         $              $
                                    (unaudited)     (audited)
          Net loss
                As reported             (45,813)       (341,959)
                Pro forma               (76,982)       (502,259)

          Basic net loss per share
                As reported                   -           (0.02)
                Pro forma                     -           (0.03)


--------------------------------------------------------------------------------
                                                                       Page F-11

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

On January 12th 2001, a resolution was passed by the Board of Directors authorizing the purchase of the domain name "abetGaming.com" for the purchase price of $25,000. The President of the Corporation was given the authority to take the necessary steps to affect this purchase.

On March 7th 2001, 500,000 common shares of 649.com's common stock were issued as payment for the domain name "abetGaming.com". The total purchase price of $25,000 was paid with stock valued at the market price of $0.05. This stock was restricted under Rule 144.


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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,113,646 and has a working capital deficit of $547,687. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We do not expect to report any revenue from operations at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more licenses within six months of being reinstated on the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an


--------------------------------------------------------------------------------
ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. We believe that the Company will be able to arrange additional financing to maintain start-up operations over the next 12 months. However, there can be no assurance that we will be able to obtain sufficient funds to continue with our efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2001 ("2001") compared to the three months ended March 31, 2000 ("2000"):

The Company has no revenue for 2001 and 2000. Expenses decreased by $73,296 to $45,813 in 2001 as compared to $119,109 in 2000. There were no prepaid expenses written off in 2001 as compared to $35,000 in 2000. There was no gain on the write-off of accounts payable in 2001 as compared to $46,622 in 2000.

The net loss for 2001 was $45,813 as compared to $119,109 in 2000. Our net loss per share remained at $nil for 2001 compared to ($0.01) in 2000.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2001 the Company had cash and cash equivalents totaling $745 compared to $39 at December 31, 2000.

Net cash used in operating activities of $1,134 was used during the three months ended March 31 2001 compared to $99,827 during the same period in 2000. One of the reasons we had less cash was shares were issued for the domain name in 2001 totaling $25,000, as compared to zero for 2000.

At March 31, 2001 the Company had advances of $1,840 compared to advances of $97,935 at March 31 2000. The Company receives advances from its' largest stockholder, Bay Cove Investments Limited on an "as needed" basis. There is no formal arrangement for these advances.

To conclude this section, during the three months ended March 31 2001 the Company had an increase in cash used of $2,598. During the three months ended March 31 2001 the Company's cash usage was $706 compared to $(1,892) for the same period in 2000.


ITEM 3.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and


--------------------------------------------------------------------------------
forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31 2001.

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

None.


ITEM 5.     OTHER INFORMATION

None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

649.COM INC.
(Registrant)


/s/ Cary Martin                                   Date: July 22, 2005
------------------------------
Cary Martin
Director / President and
Corporate Secretary


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cary Martin                                   Date: July 22, 2005
------------------------------
Cary Martin
Director / President and
Corporate Secretary

--------------------------------------------------------------------------------
                                                                         Page 15