Form 10QSB
period 2001-06-30
649 COM INC
filed 2005-07-28
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: JUNE 30, 2001

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,520,650 COMMON SHARES AS AT JUNE 30 2001.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

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

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . F-6

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. .  12

ITEM 3.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  14


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .  15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  15

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  15


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

======================================================================================================
                                                                            June 30,     December 31,
                                                                              2001           2000
                                                                          (unaudited)     (audited)
                                                                               $              $
------------------------------------------------------------------------------------------------------

ASSETS

Current Assets

Cash                                                                            1,472              39
------------------------------------------------------------------------------------------------------

Total Assets                                                                    1,472              39
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                               53,333          50,741
Accrued liabilities                                                             3,000           2,000
Due to stockholders (Note 4)                                                  502,375         492,879
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                     558,708         545,620
------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par                  18,521          18,021
value of $0.001; 18,520,650 and 18,020,650 shares issued and outstanding respectively

Preferred stock, 5,000,000 shares authorized with a par value of $0.001             -               -

Additional paid-in capital                                                  1,460,957       1,436,457

Donated capital (Note 4)                                                      105,263          67,774

Deficit Accumulated During the Development Stage                           (2,141,977)     (2,067,833)
------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                  (557,236)       (545,581)
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                     1,472              39
======================================================================================================

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-4

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

================================================================================================================
                                                                                             Accumulated from
                                                                                               June 13, 1990
                                        Three Months Ended           Six Months Ended       (Date of Inception)
                                             June 30,                    June 30,               to June 30,
                                        2001          2000          2001          2000              2001
                                         $             $             $             $                 $
----------------------------------------------------------------------------------------------------------------

Revenue                                       -             -             -             -                45,500
----------------------------------------------------------------------------------------------------------------

Expenses

Accounts payable written-off                  -             -             -       (46,622)              (46,622)
Depreciation and amortization                 -             -             -             -                 4,111
Equipment and software written-off            -        58,026             -        58,026                54,188
General and administrative                5,349        77,876         8,555       158,937               482,265
Imputed interest                         18,782        17,117        37,489        31,263               105,263
Prepaid expenses written-off                  -             -             -        35,000                36,000
Research and development                  4,200         7,069        28,100        42,593               117,450
Stock-based compensation                      -             -             -             -             1,434,822
----------------------------------------------------------------------------------------------------------------

Total Expenses                           28,331       160,088        74,144       279,197             2,187,477
----------------------------------------------------------------------------------------------------------------

Net Loss for the Period                 (28,331)     (160,088)      (74,144)     (279,197)           (2,141,977)
================================================================================================================

Basic loss per share                          -         (0.01)            -         (0.02)
================================================================================================================

Weighted average number of           18,521,000    17,956,000    18,479,000    17,848,000
common shares outstanding
================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

================================================================================
                                                            Six Months Ended
                                                                June 30,
                                                            2001        2000
                                                              $           $
--------------------------------------------------------------------------------
Cash Flows Used In Operating Activities

Net loss                                                   (74,144)    (279,197)

Adjustments to reconcile net loss to cash

  Imputed interest                                          37,489       31,263
  Shares issued for domain name                             25,000            -
  Assets written-off                                             -       58,026
  Prepaid expenses written-off                                   -       35,000
  Accounts payable                                               -      (46,622)

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities     3,592       42,847
--------------------------------------------------------------------------------
                                                                              -
Net Cash Used In Operating Activities                       (8,063)    (158,683)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances                                                   9,496      151,511
--------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                    9,496      151,511
--------------------------------------------------------------------------------

Increase (Decrease) in Cash                                  1,433       (7,172)

Cash - Beginning of Period                                      39        7,227
--------------------------------------------------------------------------------

Cash - End of Period                                         1,472           55
================================================================================


Non-Cash Financing and Investing Activities

  Shares issued for domain name                             25,000            -
================================================================================


Supplemental Disclosures

  Interest paid                                                  -            -
  Income taxes paid                                              -            -
================================================================================

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized any revenue, has a working capital deficit of $557,236, and has accumulated operating losses of $2,141,977 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Significant  Accounting  Principles  (continued)

     i)   Software Development Costs
          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of June 30, 2001.

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


--------------------------------------------------------------------------------
                                                                        Page F-9

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Significant Accounting Principles (continued)

     n)   New Accounting Pronouncements
          In June 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

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


4.   Related Party Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). No formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. As a result, the Company owes net advances of $494,133 at June 30, 2001 (2000: $470,820). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $36,871 at June 30, 2001 (2000: $30,645) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of June 30, 2001, the Company owes this stockholder $8,242 (2000 - $8,242). During the six months ended June 30, 2001 imputed interest of $618 (2000: $618) was charged to operations and treated as donated capital.


--------------------------------------------------------------------------------
                                                                       Page F-10

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.   Common Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at June 30, 2001 and December 31, 2000 there were 750,000 outstanding stock options.

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

     The weighted average number of shares under option and option price is as follows:

                                                                                   Weighted      Weighted
                                                                   Shares          Average        Average
                                                                   Under           Option      Remaining Life
                                                                   Option           Price        of Options
                                                                     #                $           (Months)
          Beginning balance - December 31, 2000 (audited)            750,000            0.50                 7
          Granted                                                          -
          Exercised                                                        -
          Cancelled                                                        -
          Lapsed                                                           -
                                                           -----------------
          Ending balance - June 30, 2001 (unaudited)                 750,000            0.50                 1
                                                           =================  ==============  ================


     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                 June 30,     December 31,
                                                   2001           2000
                                                    $              $
                                               (unaudited)     (audited)
          Net loss
               As reported                         (74,144)       (341,959)
               Pro forma                          (136,483)       (502,259)

          Basic net loss per share
               As reported                               -           (0.02)
               Pro forma                             (0.01)          (0.03)


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

We are a development stage company. In a development stage company, management devotes most of its' activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,141,977 and has a working capital deficit of $557,236. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We do not expect to report any revenue from operations at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more licenses within six months of being reinstated on


--------------------------------------------------------------------------------
the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

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


RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2001 ("2001") compared to the six months ended June 30, 2000 ("2000"):

The Company has no revenue for 2001 and 2000. Expenses decreased by $205,053 to $74,144 in 2001 as compared to $279,197 in 2000. There were no prepaid expenses written off in 2001 as compared to $35,000 in 2000 nor was the equipment and software written off in 2001 as compared to $58,026 in 2000. General and administrative expenses decreased by $150,382 and research and development decreased by $14,493 in 2001 as compared to the same period in 2000. There was no gain on the write-off of accounts payable in 2001 as compared to $46,622 in 2000.

The net loss for 2001 was $74,144 as compared to $279,197 in 2000. Our net loss per share was nil compared to (0.02) for the six month period ended June 30, 2001 and 2000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2001 the Company had cash and cash equivalents totaling $1,472 compared to $39 at December 31, 2000.

Net cash used in operating activities of $8,063 was used during the six months ended June 30 2001 compared to $158,683 during the same period in 2000.

At June 30, 2001 the Company had advances of $9,496 compared to advances of $151,511 at June 30 2000. The Company receives advances from its' largest stockholder, Bay Cove Investments Limited, on an "as needed" basis. There is no formal arrangement for these advances.


--------------------------------------------------------------------------------

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30 2001.

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