Form 10QSB
period 2001-09-30
649 COM INC
filed 2005-07-28
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2001

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,520,650 COMMON SHARES AS AT SEPTEMBER 30, 2001.

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

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . F-6

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. .  13

ITEM 3.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  14


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  16

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .  16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  16

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  16


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

=========================================================================================================
                                                                           September 30,    December 31,
                                                                               2001             2000
                                                                            (unaudited)      (audited)
                                                                                 $               $
---------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                                  68              39
---------------------------------------------------------------------------------------------------------

Total Assets                                                                          68              39
=========================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                  53,910          50,741
Accrued liabilities                                                                3,500           2,000
Due to stockholders (Note 4)                                                     501,800         492,879
---------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        559,210         545,620
---------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par value of $0.001; 18,520,650 and 18,020,650 shares issued and
outstanding respectively                                                          18,521          18,021

Preferred stock, 5,000,000 shares authorized with a par value of $0.001                -               -

Additional paid-in capital                                                     1,460,957       1,436,457

Donated capital (Note 4)                                                         124,195          67,774

Deficit Accumulated During the Development Stage                              (2,162,815)     (2,067,833)
---------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                     (559,142)       (545,581)
---------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           68              39
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                        Page F-4

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

=======================================================================================================================
                                                                                                     Accumulated from
                                                                                                       June 13, 1990
                                          Three Months Ended              Nine Months Ended         (Date of Inception)
                                             September 30,                   September 30,            to September 30,
                                         2001            2000            2001            2000              2001
                                          $               $               $               $                 $
-----------------------------------------------------------------------------------------------------------------------
Revenue                                         -               -               -               -              45,500
-----------------------------------------------------------------------------------------------------------------------

Expenses

Accounts payable written-off                    -               -               -         (46,622)            (46,622)
Depreciation and amortization                   -               -               -               -               4,111
Equipment and software written-off              -               -               -          58,026              54,188
General and administrative                  1,906          15,906          10,461         174,843             484,171
Imputed interest                           18,932          18,244          56,421          49,507             124,195
Prepaid expenses written-off                    -               -               -          35,000              36,000
Research and development                        -            (507)         28,100          42,086             117,450
Stock-based compensation                        -               -               -               -           1,434,822
-----------------------------------------------------------------------------------------------------------------------

Total Expenses                             20,838          33,643          94,982         312,840           2,208,315
-----------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                   (20,838)        (33,643)        (94,982)       (312,840)         (2,162,815)
=======================================================================================================================

Basic loss per share                            -               -           (0.01)          (0.02)
=======================================================================================================================

Weighted average number of
common shares outstanding              18,521,000      18,521,000      18,493,000      17,906,000
=======================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

====================================================================================
                                                               Nine Months Ended
                                                                 September 30,
                                                              2001          2000
                                                               $             $
------------------------------------------------------------------------------------
Cash Flows Used In Operating Activities

Net loss                                                      (94,982)     (312,840)

Adjustments to reconcile net loss to cash

  Imputed interest                                             56,421        49,507
  Shares issued for domain name                                25,000             -
  Assets written-off                                                -        58,026
  Prepaid expenses written-off                                      -        35,000
  Accounts payable                                                  -       (46,622)

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities        4,669        48,588
------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                          (8,892)     (168,341)
------------------------------------------------------------------------------------

Cash Flows From Financing Activities

  Advances                                                      8,921       161,292
------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                       8,921       161,292
------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                        29        (7,049)

Cash - Beginning of Period                                         39         7,227
------------------------------------------------------------------------------------

Cash - End of Period                                               68           178
====================================================================================


Non-Cash Financing and Investing Activities

  Shares issued for domain name                                25,000             -
====================================================================================


Supplemental Disclosures

  Interest paid                                                     -             -
  Income taxes paid                                                 -             -
====================================================================================

   The accompanying notes are an integral part of these financial statements.


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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized any revenue, has a working capital deficit of $559,142, and has accumulated operating losses of $2,162,815 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Significant  Accounting  Principles  (continued)

     i)   Software  Development  Costs
          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of September 30, 2001.

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

          In  August  2001,  the  FASB  issued SFAS No. 144, "Accounting for the
          Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The
          Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

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


--------------------------------------------------------------------------------
                                                                       Page F-10

649.com,  Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.   Related  Party  Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). Nor formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. As a result, the Company owes net advances of $502,558 at September 30, 2001 (2000: $480,631). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $55,494 at September 30, 2001 (2000: $48,580) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of September 30, 2001, the Company owes this stockholder $8,242 (2000 - $8,242). During the nine months ended September 30, 2001 imputed interest of $927 (2000: $927) was charged to operations and treated as donated capital.


5.   Common  Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at September 30, 2001 and December 31, 2000 there were 750,000 outstanding stock options.

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

     The weighted average number of shares under option and option price is as follows:

                                                             Weighted      Weighted
                                                   Shares    Average       Average
                                                    Under     Option    Remaining Life
                                                   Option     Price       of Options
                                                      #                   $(Months)

          Beginning balance - December 31, 2000    750,000       0.50                7
          (audited)
          Granted                                        -
          Exercised                                      -
          Cancelled                                      -
          Lapsed                                  (750,000)                         (7)
                                                  ---------

          Ending balance - September 30, 2001            -          -                -
          (unaudited)
                                                  =========  ========  ================


--------------------------------------------------------------------------------
                                                                       Page F-11

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.   Common  Stock  (continued)

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                     September 30,    December 31,
                                         2001             2000
                                           $               $
                                      (unaudited)      (audited)
          Net loss
                As reported                (94,982)       (341,959)
                Pro forma                 (188,490)       (502,259)

          Basic net loss per share
                As reported                  (0.01)          (0.02)
                Pro forma                    (0.01)          (0.03)


--------------------------------------------------------------------------------
                                                                       Page F-12

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,162,815 and has a working capital deficit of $559,142. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We do not expect to report any revenue from operations at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more licenses within six months of being reinstated on the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from


--------------------------------------------------------------------------------
selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

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


RESULTS OF CONTINUING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 ("2001") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000"):

The Company has no revenue for 2001 and 2000. Expenses decreased by $217,858 to $94,982 in 2001 as compared to $312,840 in 2000. There were no prepaid expenses written off in 2001 as compared to $35,000 in 2000 nor were there any accounts payable written off in 2001 as compared to $46,622 in 2000. There was no equipment and software written off in 2001 as compared to $58,026 in 2000. General and administrative expenses decreased by $164,382 and research and development decreased by $13,986.

The net loss for 2001 was $94,982 as compared to $312,840 in 2000. Our net loss per share was $(0.01) compared to $(0.02) for the nine month period ended September 30, 2001 and 2000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2001 the Company had cash and cash equivalents totaling $68 compared to $39 at December 31, 2000.

Net cash used in operating activities of $8,892 was used during the nine months ended September 30 2001 compared to $168,341 during the same period in 2000.

At September 30, 2001 the Company had advances of $8,921 compared to advances of $161,292 at September 30 2000. The Company receives advances from its' largest stockholder, Bay Cove Investments Limited on an "as needed" basis. There is no formal arrangement for these advances.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design


--------------------------------------------------------------------------------
and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30 2001.

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

/s/ Cary Martin                                   Date: July 22, 2005
------------------------------
Cary Martin
Director / President and
Corporate Secretary


--------------------------------------------------------------------------------
                                                                         Page 16