Form 10QSB
period 2002-03-31
649 COM INC
filed 2005-09-14
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________



                                  649.COM, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Texas                          0-30381                  760495640
------------------------------       ----------------        -------------------
     (State or other                 (Commission File           (IRS Employer
jurisdiction of incorporation             Number)            Identification No.)
     or organization)



     Suite 212, 1166 Alberni Street                       V6E 3Z3
  Vancouver, British Columbia, Canada
------------------------------------------   -----------------------------------
(Address of principal executive offices)                 (Zip Code)



       Issuer's telephone number                       (604) 648-2090
         (including area code)
                                          ---


------------------------------------------   -----------------------------------
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

                                Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,520,650 COMMON SHARES AS AT MARCH 31, 2002.

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

                                      FORM 10-QSB

PART 1 - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flow. . . . . . . . . . . . . . . . . . . .  F-6

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . .  F-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .   12

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .   13


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . .   15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .   15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   15

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .   15


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

------------------------------------------------------------------------------------------------------
                                                                             March 31,    December 31,
                                                                               2002          2001
                                                                            (unaudited)    (audited)
                                                                                 $             $
------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                                 -             41
------------------------------------------------------------------------------------------------------

Total Assets                                                                         -             41
======================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank overdraft                                                                   3,054              -
Accounts payable                                                                18,976         19,674
Accrued liabilities                                                              4,500          4,000
Due to stockholders (Note 4)                                                   498,851        498,851
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                      525,381        522,525
------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par
value of $0.001; 18,520,650 shares issued and outstanding                       18,521         18,521

Preferred stock, 5,000,000 shares authorized with a par value of $0.001              -              -

Additional paid-in capital                                                   1,460,957      1,460,957

Donated capital (Note 4)                                                       161,868        143,154

Deficit Accumulated During the Development Stage                            (2,166,727)    (2,145,116)
------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                   (525,381)      (522,484)
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                          -             41
======================================================================================================

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-4

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

---------------------------------------------------------------------------------------
                                                                     Accumulated from
                                                                       June 13, 1990
                                             Three Months Ended     (Date of Inception)
                                                  March 31,            to March 31,
                                             2002          2001            2001
                                               $             $               $
---------------------------------------------------------------------------------------
Revenue                                       -            -                    45,500
---------------------------------------------------------------------------------------

Expenses

Accounts payable written-off                       -            -              (83,512)
Depreciation and amortization                      -            -                4,111
Equipment and software written-off                 -            -               54,188
General and administrative                     2,897        3,206              487,300
Imputed interest                              18,714       18,707              161,868
Prepaid expenses written-off                       -            -               36,000
Research and development                           -       23,900              117,450
Stock-based compensation                           -            -            1,434,822
---------------------------------------------------------------------------------------

Total Expenses                                21,611       45,813            2,212,227
---------------------------------------------------------------------------------------

Net Loss for the Period                      (21,611)     (45,813)          (2,166,727)
=======================================================================================

Basic loss per share                               -            -
---------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding                               18,521,000   18,437,000
=======================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               2002         2001
                                                                 $            $
----------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                                     (21,611)     (45,813)

Adjustments to reconcile net loss to cash

  Imputed interest                                            18,714       18,707
  Shares issued for domain name                                    -       25,000

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities        (198)         972
----------------------------------------------------------------------------------
Net Cash Used In Operating Activities                         (3,095)      (1,134)
----------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Advances                                                         -        1,840
----------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                          -        1,840
----------------------------------------------------------------------------------
Increase (Decrease) in Cash                                   (3,095)         706
Cash - Beginning of Period                                        41           39
----------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                             (3,054)         745
==================================================================================
Non-Cash Financing and Investing Activities
  Shares issued for domain name                                    -       25,000
==================================================================================

Supplemental Disclosures

  Interest paid                                                    -            -
  Income taxes paid                                                -            -
==================================================================================

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized any revenue, has a working capital deficit of $525,381, and has accumulated operating losses of $2,166,727 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

3.        Significant Accounting Principles (continued)

     i)   Software Development Costs
          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2002.

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


4.   Related Party Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). Nor formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. As a result, the Company owes net advances of $490,609 at March 31, 2002 (2001: $486,477). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $18,405 at March 31, 2002 (2001: $18,398) was charged to operations and treated as donated capital.


--------------------------------------------------------------------------------
                                                                       Page F-10

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

4.   Related Party Transactions/Balances (continued)

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of March 31, 2002, the Company owes this stockholder $8,242 (2000 - $8,242). During the three months ended March 31, 2002 imputed interest of $309 (2001: $309) was charged to operations and treated as donated capital.


5.   Common Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at March 31, 2002 and December 31, 2001 there were no outstanding stock options.

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,166,727 and has a working capital deficit of $525,381. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2002 ("2002") compared to the three months ended March 31, 2001 ("2001"):

The Company has no revenue for 2002 and 2001. Expenses decreased by $24,202 to $21,611 in 2002 as compared to $45,813 in 2001. The general and administrative expenses were reduced by $309 in 2002 and there were no research and development expenses in 2002.

The net loss for 2002 was $21,611 as compared to $45,813 in 2001. Our net loss per share remained at $nil for 2002 and 2001.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2002 the Company had cash and cash equivalents totaling $0 compared to $41 at December 31, 2001.

Net cash used in operating activities of $3,095 was used during the three months ended March 31 2002 compared to $1,134 during the same period in 2001.

At March 31, 2002 the Company had advances of $nil compared to advances of $1,840 at March 31 2001.

To conclude this section, during the three months ended March 31 2002 the Company used $3,095 in operating activities compared to $1,134 in the prior period in 2001.

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


--------------------------------------------------------------------------------

Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31 2002.

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

None.


ITEM 5.     OTHER INFORMATION.

None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

649.COM INC.
(Registrant)


/s/ Cary Martin                                    Date: September 13, 2005
-------------------------------
Cary Martin
Director / President and
Corporate Secretary

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cary Martin                                    Date: September 13, 2005
-------------------------------
Cary Martin
Director / President and
Corporate Secretary


--------------------------------------------------------------------------------
                                                                         Page 15