Form 10QSB
period 2002-06-30
649 COM INC
filed 2005-09-14
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 2002

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,520,650 COMMON SHARES AS AT JUNE 30 2002.

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


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flow . . . . . . . . . . . . . . . . . . . .F-6

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . .F-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . 12

ITEM 3.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . 13


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . 14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 14

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 14


--------------------------------------------------------------------------------
                                                                        Page F-3

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------
                                                                             June 30,      December 31,
                                                                               2002            2001
                                                                           (Unaudited)      (Audited)
                                                                                $               $
--------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                                  -              41
--------------------------------------------------------------------------------------------------------

Total Assets                                                                          -              41
========================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank overdraft                                                                    3,075               -
Accounts payable                                                                 34,477          19,674
Accrued liabilities                                                               5,000           4,000
Due to stockholders (Note 4)                                                      8,242         498,851
Due to non-related parties (Note 5)                                             505,662               -
--------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                       556,456         522,525
--------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par
value of $0.001; 18,520,650 shares issued and outstanding                        18,521          18,521

Preferred stock, 5,000,000 shares authorized with a par value of $0.001               -               -

Additional paid-in capital                                                    1,460,957       1,460,957

Donated capital (Notes 4 and 5)                                                 180,583         143,154

Deficit Accumulated During the Development Stage                             (2,216,517)     (2,145,116)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                    (556,456)       (522,484)
--------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           -              41
========================================================================================================

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-4

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated from
                                                                                                       June 13, 1990
                                          Three Months Ended               Six Months Ended         (Date of Inception)
                                                June 30,                        June 30,                to June 30,
                                         2002            2001            2002            2001               2002
                                          $               $               $               $                  $
------------------------------------------------------------------------------------------------------------------------
Revenue                                         -               -               -               -                45,500
------------------------------------------------------------------------------------------------------------------------



Expenses

Accounts payable written-off                    -               -               -               -               (83,512)
Depreciation and amortization                   -               -               -               -                 4,111
Equipment and software written-off              -               -               -               -                54,188
General and administrative                 13,876           5,349          16,773           8,555               501,176
Imputed interest                           18,714          18,782          37,428          37,489               180,582
Prepaid expenses written-off                    -               -               -               -                36,000
Research and development                   17,200           4,200          17,200          28,100               134,650
Stock-based compensation                        -               -               -               -             1,434,822
------------------------------------------------------------------------------------------------------------------------

Total Expenses                             49,790          28,331          71,401          74,144             2,262,017
------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                   (49,790)        (28,331)        (71,401)        (74,144)           (2,216,517)
========================================================================================================================

Basic loss per share                            -               -               -               -
========================================================================================================================

Weighted average number of
common shares outstanding              18,521,000      18,521,000      18,521,000      18,479,000
========================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended June 30
(U.S. Dollars)
(unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                              2002          2001
                                                               $             $
------------------------------------------------------------------------------------
Cash Flows Used In Operating Activities

Net loss                                                      (71,401)      (74,144)

Adjustments to reconcile net loss to cash

  Imputed interest                                             37,429        37,489
  Shares issued for domain name                                     -        25,000

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities       15,803         3,592
------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                         (18,169)       (8,063)
------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Advances                                                     15,053         9,496
------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                      15,053         9,496
------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                    (3,116)        1,433
Cash - Beginning of Period                                         41            39
------------------------------------------------------------------------------------
Cash - End of Period                                           (3,075)        1,472
====================================================================================

Non-Cash Financing and Investing Activities

  Shares issued for domain name                                     -        25,000
====================================================================================

Supplemental Disclosures

  Interest paid                                                     -             -
  Income taxes paid                                                 -             -
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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has not recognized any revenue, has a working capital deficit of $556,456, and has accumulated operating losses of $2,216,517 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Significant  Accounting  Principles  (continued)

     i)   Software  Development  Costs
          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of June 30, 2002.

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

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


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

4.   Related  Party  Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). Nor formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital") a non-related party assumed the amount due to Bay Cove. As a result, the Company owes net advances of $Nil at June 30, 2002 (2001:
     $494,133). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $Nil at June 30, 2002 (2001: $36,871) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of June 30, 2002, the Company owes this stockholder $8,242 (2000 - $8,242). During the six months ended June 30, 2002 imputed interest of $618 (2001: $618) was charged to operations and treated as donated capital.

5.   Due  to  Non-Related  Parties

     The amounts due to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. Imputed interest of $36,811 was charged to operations and treated as donated capital.

6.   Common  Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at June 30, 2002 and December 31, 2001 there were no outstanding stock options.

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,216,517 and has a working capital deficit of $556,456. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2002 ("2002") compared to the six months ended June 30, 2001 ("2001"):

The Company has no revenue for 2002 and 2001. Expenses decreased by $2,743 to $71,401 in 2002 as compared to $74,144 in 2001. The general and administrative expenses were increased by $8,218 in 2002 and research and development expenses decreased in by $10,900 to $17,200 in 2002 as compared to $28,100 in 2001.

The net loss for 2002 was $71,401 as compared to $74,144 in 2001. Our net loss per share remained at $nil for the six month period ended June 30 2002 and 2001, respectively.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2002 the Company had cash and cash equivalents totaling $0 compared to $41 at December 31, 2001.

Net cash used in operating activities of $18,169 was used during the six months ended June 30 2002 compared to $8,063 during the same period in 2001.

At June 30, 2002 the Company had advances of $15,053 compared to advances of $9,496 at June 30 2001.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30 2002.

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


ITEM 6     EXHIBITS AND REPORT ON FORM 8-K.

None.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

649.COM INC.
(Registrant)


/s/ Cary Martin                               Date: September 13, 2005
----------------------------------
Cary Martin
Director / President and
Corporate Secretary

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cary Martin                               Date: September 13, 2005
----------------------------------
Cary Martin
Director / President and
Corporate Secretary


--------------------------------------------------------------------------------
                                                                         Page 14