Form 10QSB
period 2002-09-30
649 COM INC
filed 2005-09-14
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2002

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,520,650 COMMON SHARES AS AT SEPTEMBER 30 2002.

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


PART 1 - FINANCIAL INFORMATION


PART 1 - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flow. . . . . . . . . . . . . . . . . . . .  F-6

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . .  F-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .   13

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .   14


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . .   15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .   15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   15

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .   15


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------
                                                                            September 30,    December 31,
                                                                                2002            2001
                                                                             (unaudited)      (audited)
                                                                                  $               $
--------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                              6,975              41
--------------------------------------------------------------------------------------------------------

Total Assets                                                                      6,975              41
========================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                 71,046          19,674
Accrued liabilities                                                               5,500           4,000
Due to stockholders (Note 4)                                                      8,242         498,851
Due to non-related parties (Note 5)                                             519,748               -
--------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                       604,536         522,525
--------------------------------------------------------------------------------------------------------

Subsequent Event (Note 7)

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par
value of $0.001; 18,520,650 issued and outstanding                               18,521          18,521

Preferred stock, 5,000,000 shares authorized with a par value of $0.001               -               -

Additional paid-in capital                                                    1,460,957       1,460,957

Donated capital (Notes 4 and 5)                                                 200,390         143,154

Deficit Accumulated During the Development Stage                             (2,277,429)     (2,145,116)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                    (597,561)       (522,484)
--------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       6,975              41
========================================================================================================

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-4

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                         Accumulated from
                                                                                           June 13, 1990
                                          Three Months Ended        Nine Months Ended   (Date of Inception)
                                             September 30,            September 30,       to September 30,
                                          2002          2001        2002         2001          2002
                                           $             $           $            $             $
-----------------------------------------------------------------------------------------------------------
Revenue                                      -            -            -            -               45,500
-----------------------------------------------------------------------------------------------------------

Expenses

Accounts payable written-off                 -            -            -            -              (83,512)
Consulting fees                         10,000            -       10,000            -               10,000
Depreciation and amortization                -            -            -            -                4,111
Equipment and software written-off           -            -            -            -               54,188
General and administrative              16,105        1,906       32,878       10,461              517,281
Imputed interest                        19,807       18,932       57,235       56,421              200,389
Internet and web hosting fees           25,000            -       25,000            -               25,000
Prepaid expenses written-off                 -            -            -            -               36,000
Research and development               (10,000)           -        7,200       28,100              124,650
Stock-based compensation                     -            -            -            -            1,434,822
-----------------------------------------------------------------------------------------------------------

Total Expenses                          60,912       20,838      132,313       94,982            2,322,929
-----------------------------------------------------------------------------------------------------------

Net Loss for the Period                (60,912)     (20,838)    (132,313)     (94,982)          (2,277,429)
===========================================================================================================

Basic loss per share                         -            -        (0.01)           -
===========================================================================================================

Weighted average number of
common shares outstanding           18,521,000   18,521,000   18,521,000   18,493,000
===========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
                                                                        Page F-5

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(unaudited)

--------------------------------------------------------------------------------
                                                             Nine Months Ended
                                                               September 30,
                                                             2002        2001
                                                               $           $
--------------------------------------------------------------------------------
Cash Flows Used In Operating Activities

Net loss                                                   (132,313)    (94,982)

Adjustments to reconcile net loss to cash

  Imputed interest                                           57,236      56,421
  Shares issued for domain name                                   -      25,000

  Changes in non-cash working capital items

    Increase in accounts payable and accrued liabilities     52,872       4,669
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities                       (22,205)     (8,892)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Advances                                                   29,139       8,921
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                    29,139       8,921
--------------------------------------------------------------------------------
Increase in Cash                                              6,934          29
Cash - Beginning of Period                                       41          39
--------------------------------------------------------------------------------
Cash - End of Period                                          6,975          68
================================================================================

Non-Cash Financing and Investing Activities

  Shares issued for domain name                                   -      25,000
================================================================================

Supplemental Disclosures

  Interest paid                                                   -           -
  Income taxes paid                                               -           -
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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has not recognized any revenue, has a working capital deficit of $597,561, and has accumulated operating losses of $2,277,429 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


--------------------------------------------------------------------------------
                                                                        Page F-8

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Significant Accounting Principles (continued)

     i)   Software Development Costs
          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of September 30, 2002.

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

4.   Related Party Transactions/Balances

     The Company made advances to, and received advances from, its largest stockholder, Bay Cove Investments Limited ("Bay Cove"). Nor formal arrangement exists for such advances, which have historically been made or received on an "as-needed" basis. During fiscal 2002 EuroCapital Holdings AVV ("EuroCapital") a non-related party assumed the amount due to Bay Cove. As a result, the Company owes net advances of $Nil at September 30, 2002 (2001: $502,558). Such amount was not collateralized, did not bear interest, and had no stated repayment terms. Imputed interest of $Nil at September 30, 2002 (2001: $55,494) was charged to operations and treated as donated capital.

     During the years ended December 31, 1999 and 1998, the Company received legal services from Intrepid International, Ltd. ("Intrepid"), a significant stockholder of the Company. As of September 30, 2002, the Company owes this stockholder $8,242 (2001 - $8,242). During the nine months ended September 30, 2002 imputed interest of $927 (2000: $927) was charged to operations and treated as donated capital.

5.   Due to Non-Related Parties

     The amounts due to non-related parties are non-interest bearing with no specific terms of repayment and due on demand. Imputed interest of $56,309 was charged to operations and treated as donated capital.

6.   Common Stock

     The Company has a Stock Option Plan approved and registered December 1, 1999. Pursuant to this plan the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at September 30, 2002 and December 31, 2001 there were no outstanding stock options.

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


--------------------------------------------------------------------------------
                                                                       Page F-11

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.   Subsequent Event

     On November 15, 2002 the Company issued 29,000,000 common shares at a price per share of $0.0034 to settle debt of $98,600.


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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,277,429 and has a working capital deficit of $597,561. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We do not expect to report any revenue from operations at least until after the sale of a license. Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the on-line lottery game. However, management has the expertise to market the Lottery licenses and expects to sell one or more licenses within six months of being reinstated on the OTC.BB. Each License will be sold for approximately $250,000 and will also generate an ongoing royalty fee of 5% of tickets sold by the Licensee. We also expect to earn revenue from


--------------------------------------------------------------------------------
                                                                         Page 13
PAGE>
selling banner advertising on our web site as soon as the software program has been launched, although with the decrease in advertising rates and the lack of advertisers, we may find difficulty in generating any significant revenue from this source. We will also earn revenue from sending players to other gaming sites. This is typically achieved through an affiliate program that is offered by a gaming site who would pay as much as $100 per referral.

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2002 ("2002") compared to the nine months ended September 30, 2001 ("2001"):

The Company has no revenue for 2002 and 2001. Expenses increased by $37,331 to $132,313 in 2002 as compared to $94,982 in 2001. The Company incurred consulting fees of $10,000 and Internet and web hosting fees of $25,000 in 2002 as compared to $nil in 2001. The general and administrative expenses were increased by $22,417 to $32,878 in 2002 as compared to $10,461 in 2001. Research and development expenses decreased in by $20,900 to $7,200 in 2002 as compared to $28,100 in 2001.

The net loss for 2002 was $132,313 as compared to $94,982 in 2001. Our net loss per share was ($0.01) for the 9 month period ending September 30 2002 as compared to $nil for the same prior period in 2001.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2002 the Company had cash and cash equivalents totaling $6,975 compared to $41 at December 31, 2001.

Net cash used in operating activities was $22,205 during the nine months ended September 30 2002 compared to $8,892 during the same period in 2001.

At September 30, 2002 the Company had advances of $29,139 compared to advances of $8,921 at September 30 2001.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30 2002.

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

649.COM INC.
(Registrant)


/s/ Cary Martin                                  Date: September 13, 2005
---------------------------------
Cary Martin
Director / President and
Corporate Secretary

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cary Martin                                  Date: September 13, 2005
---------------------------------
Cary Martin
Director / President and
Corporate Secretary


--------------------------------------------------------------------------------
                                                                         Page 15