Form 10QSB
period 2005-09-30
649 COM INC
filed 2005-11-09
CIK 1098344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                                  649.COM, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Texas                     0-30381                760495640
--------------------------------  -----------------  ---------------------------
(State or other jurisdiction of   (Commission File          (IRS Employer
incorporation or organization)         Number)            Identification No.)



        Suite 206, 388 Drake Street
    Vancouver, British Columbia, Canada                    V6B 6A8
--------------------------------------------     ----------------------------
  (Address of principal executive offices)                (Zip Code)



         Issuer's telephone number                      (604) 648-2090
           (including area code)
                                            -----



      Suite 212, 1166 Alberni Street
    Vancouver, British Columbia, Canada                    V6E 3Z3
--------------------------------------------     ----------------------------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 475,206 COMMON SHARES AS AT NOVEMBER 2, 2005.
Confirm outstanding shares with Transfer Agent

Transitional Small Business Disclosure Format:

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

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . F-7

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .  15

ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .  16


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . .  17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .  17

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  17


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)


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

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . F-3

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . F-4


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)


                                                         September 30,    December 31,
                                                             2005             2004
                                                               $               $
                                                          (unaudited)      (audited)
=======================================================================================

ASSETS

Current Assets

Cash                                                             7,522           2,870
Prepaid                                                            100               -
---------------------------------------------------------------------------------------

Total Assets                                                     7,622           2,870
=======================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                                      123,685         147,298
Accrued liabilities                                              2,000           3,000
Due to stockholders (Note 4)                                     8,242           8,242
Due to non-related parties (Note 5)                            460,436         436,556
---------------------------------------------------------------------------------------

Total Current Liabilities                                      594,363         595,096
---------------------------------------------------------------------------------------

Stockholders' Deficit

Preferred stock:
  Authorized: 5,000,000 with a par value of $0.001                   -               -
  Issued and outstanding: None

Common stock:
  Authorized: 50,000,000 with a par value of $0.001
  Issued and outstanding: 475,206 common shares                    475             475

Additional Paid-in Capital                                   1,577,603       1,577,603

Donated Capital (Notes 4 and 5)                                528,265         481,199

Deficit Accumulated During the Development Stage            (2,693,084)     (2,651,503)
---------------------------------------------------------------------------------------

Total Stockholders' Deficit                                   (586,741)       (592,226)
---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                      7,622           2,870
=======================================================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)


                                                                                                         Accumulated from
                                                                                                           June 13, 1990
                                         Three Months Ended                 Nine Months Ended           (Date of Inception)
                                    September 30,    September 30,    September 30,    September 30,     to September 30,
                                        2005             2004             2005             2004                2005
                                          $                $                $                $                  $
Revenue                                         -                -                -                -                45,500
---------------------------------------------------------------------------------------------------------------------------

Expenses

Asset written-off                               -                -                -                -                90,188
Consulting fees                                 -                -                -                -               140,000
Depreciation and amortization                   -                -                -                -                 4,111
General and administrative                  3,390           12,315            8,125           34,216               639,365
Internet and web hosting fees                   -                -                -                -                85,000
Research and development                        -                -                -                -               124,650
Stock-based compensation                        -                -                -                -             1,434,822
---------------------------------------------------------------------------------------------------------------------------

Total Expenses                              3,390           12,315            8,125           34,216             2,518,136
---------------------------------------------------------------------------------------------------------------------------

Net Loss from Operations                   (3,390)         (12,315)          (8,125)         (34,216)           (2,472,636)

Other (income) Expense

Debt settlement                                 -                -          (20,000)               -              (179,512)
Interest expense (Note 4 and 5)            18,031           16,420           53,456           48,854               399,960
---------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                   (21,421)         (28,735)         (41,581)         (83,070)           (2,693,084)
===========================================================================================================================

Basic and Diluted loss per share            (0.05)           (0.06)           (0.09)           (0.17)
===========================================================================================================================

Weighted average number of
common shares outstanding                 475,206          475,206          475,206          475,206
===========================================================================================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)


649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                         Accumulated from
                                                                                                           June 13, 1990
                                                                             Nine Months Ended          (Date of Inception)
                                                                       September 30,    September 30,     to September 30,
                                                                           2005             2004                2005
                                                                             $                $                  $
============================================================================================================================

Cash Flows To Operating Activities

Net loss                                                                     (41,581)         (83,070)           (2,693,084)

Adjustments to reconcile net loss to cash
    Stock-based compensation                                                       -                -             1,434,822
    Depreciation and amortization                                                  -                -                 4,111
    Imputed interest                                                          47,066           48,750               393,265
    Gain on settlement of debt                                               (20,000)               -              (179,512)
    Write off of assets                                                            -                -                90,188
    Proceeds of equipment and software for consulting services                     -                -                 3,838
    Shares issued for domain name                                                  -                -                25,000
    Donated consulting services                                                    -                -               135,000

Changes in operating assets and liabilities
    Decrease in prepaid expenses and other current assets                       (100)              19               (26,000)
    (Decrease) Increase in accounts payable and accrued liabilities           (4,613)          24,790               305,197
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                        (19,228)          (9,511)             (507,275)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows To Investing Activities

Acquisition of equipment and software                                              -                -               (55,295)
Cash acquired in acquisition                                                       -                -                (7,296)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                              -                -               (62,591)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Common stock issued for cash                                                       -                -               239,000
Advances from related parties                                                      -                -                 8,242
Advances from non-related parties                                             43,724            4,553               460,807
Repayments of non-related party loans                                        (19,844)           9,104              (130,661)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                     23,880           13,657               577,388
----------------------------------------------------------------------------------------------------------------------------
Cash Flows To Investing Activities

Increase (Decrease) in Cash                                                    4,652            4,146                 7,522

Cash - Beginning of Period                                                     2,870               81                     -
----------------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                           7,522            4,227                 7,522
============================================================================================================================

Non-Cash Financing Activities

During the year ended December 31, 1999, the Company issued
6,500,000 shares of its common stock, acquired assets of
155,722, and assumed liabilities of $276,155 in connection with
its acquisition of 649.com, Inc.                                                   -                -              (220,383)

Shares issued for stock compensation to officers                                   -                -             1,434,822
Shares issued for domain name                                                      -                -                25,000
Shares issued for settlement of debt                                                                                 98,600
============================================================================================================================

Supplemental Disclosures

Interest paid                                                                      -                -                     -
Income taxes paid                                                                  -                -                     -
============================================================================================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2005, the Company has not recognized any revenue, has a working capital deficit of $586,741, and has accumulated operating losses of $2,693,084 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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


649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


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


649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


2.        Significant  Accounting  Principles  (continued)

     j)   Software  Development  Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of September 30, 2005.

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

     m)   Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.


649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


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

     o)   New  Accounting  Pronouncements

          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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


649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


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


649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


4.   Related  Party  Transactions/Balances

     As of September 30, 2005, the Company owes a significant stockholder, Intrepid, $8,242 (2004: $8,242). The amount owing is non-interest bearing, unsecured and due upon demand. During the nine-month period ended September 30, 2005 imputed interest of $927 (2004: $927) was charged to operations and treated as donated capital.


5.   Due  to  Non-Related  Parties

     Non-interest bearing amounts owing to non-related parties of $460,436 as of September 30, 2005 (2004: $435,071) are due on demand and are unsecured. During the nine-month period ended September 30, 2005 imputed interest of $46,139 (2004: $47,927) was charged to operations and treated as donated capital.

     Interest bearing notes are owing to non-related parties of $45,000 as follows:

     a) On July 2, 2004, the Company received $5,000 from Hokley Limited ("Hokley"). The promissory note is unsecured, bears interest at 8% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on July 2, 2006.

     b) On September 24, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on September 24, 2006.

     c) On February 1, 2005, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 1, 2006.

     d) On February 17, 2005, the Company received $21,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 17, 2006.

     e) On August 3, 2005, the Company received $10,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 3, 2006.


6.   Common  Stock

     a) The Company has a Stock Option Plan approved and registered. Pursuant to this plan, the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at September 30, 2005 and December 31, 2004 there were no outstanding stock options.

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


649.com, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)


7.   Subsequent  Event

     On October 2, 2005, the Company's wholly owned subsidiary, 649.com, Inc. ("the subsidiary"), was dissolved and struck from the Alberta Corporate Registration System. The subsidiary was dormant and had no material assets or liabilities.


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

649.com proposes to sell licenses to operate an on-line lottery game for approximately $250,000 and expects to earn an on going royalty fee of 5% of the licensees' ticket sales. We do not propose to sell a License to any company that is not operating under government license or in a jurisdiction that disallows on-line gaming. We propose to sell Licenses to government lottery agencies around the world and to foreign-based corporations in jurisdictions that support Internet gaming including Australia, England, South Africa, Isle of Man, Liechtenstein, St Kitts and others.

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

On September 27, 2004 a resolution was passed by the Shareholder's and, subsequently, the Director's of the Company, to authorize a rollback of 47,520,650 common shares, being the issued and outstanding shares of the Company to a maximum of 100:1. Following the rollback, the Company's issued and outstanding shares were 475,206 and the authorized capital was increased back to 50,000,000 shares.


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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,693,084 and has a working capital deficit of $586,741. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2005 ("2005") compared to the nine months ended September 30, 2004 ("2004"):

The Company has no revenue for 2005 and 2004. Expenses decreased by $26,091 to $8,125 in 2005 as compared to $34,216 in 2004. The decrease in expenses is attributed to the general and administrative fees in 2005 being $8,125 as compared to $34,216 in 2004. The decrease in these fees is attributed to the cancellation of administration fees owing in 2005.

The net loss for 2005 was $41,581 as compared to $83,070 in 2004. One of the contributing factors to the decrease in 649.com's net loss in 2005 were the agreements the Company entered into to arrange for the cancellation of debt (please see Note 3 in the Financial Statements for a detailed breakdown of the agreements the company entered into). Our net loss per share for 2005 was ($0.09) as compared to ($0.17) for 2004.


--------------------------------------------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2005 the Company had cash and cash equivalents totaling $7,522 compared to $2,870 at December 31, 2004.

The Company received cash advances of $43,724 from a non-related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities. As a result, our cash position has increased during 2005 to $7,522 and our working capital deficit, as at September 30, 2005, is $586,741.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

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


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description

     2.1*       Form 8-K filed on August 05 2005 re. financial obligation
    31.1        302 Certification for the CEO and CFO
    32.1        906 Certification for the CEO and CFO

DOCUMENTS INCORPORATED BY REFERENCE
* Previously filed.


--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


-------------------------                     Date: November 2, 2005
Cary C. Martin                                /s/ Cary C. Martin
President / Director


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-------------------------                     Date: November 2, 2005
Cary C. Martin                                /s/ Cary C. Martin
President / Director


--------------------------------------------------------------------------------
                                                                         Page 19