Form 10KSB
period 2005-12-31
649 COM INC
filed 2006-04-07
CIK 1098344

---------------------------
                                                          OMB APPROVAL
                                                   ---------------------------
                                                   OMB Number:       3235-0420
                                                   Expires:  December 31, 2006
                                                   Estimated average burden
                                                   hours per response . . 1646
                                                   ---------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB


[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                                  649.COM INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                      0-30381                 760495640
-----------------------------    -----------------    -------------------------
(State or other jurisdiction     (Commission File           (IRS Employer
     of incorporation or              Number)             Identification No.)
       organization)

    Suite 206, 388 Drake Street                            V6B 6A8
  Vancouver, British Columbia, Canada
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)


   Issuer's telephone number
     (including area code)              ----            (604) 648-2090


    Suite 212, 1166 Alberni Street
  Vancouver, British Columbia, Canada                      V6E 3Z3
---------------------------------------     ------------------------------------
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

Yes     [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [ ]     No [X]

Revenues for the year ended December 31, 2005 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2005 was US$62.


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

March 29, 2006 - 475,206 Common Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format     Yes [X]     No [ ]

                                  649.COM INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . .  4

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . .  5

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .  6

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .  6

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.  6

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION. . . . . . . . . . . . . . . . . . . . . . . .   7

Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .  11

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .  22

Item 8a.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .  22

Item 8b.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .  22

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT. . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  24

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  25

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  26

Item 13.  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . .   27

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . .  28

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


ITEM 2. DESCRIPTION OF PROPERTY

At present, in order to reduce overhead expenses, 649.com does not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our shareholders for office space located at Suite 206, 388 Drake Street, Vancouver, British Columbia, Canada.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any such litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31 2005 and 2004 is shown below, as quoted by PinkSheets. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

                    QUARTER ENDING      HIGH BID      LOW BID
                  --------------------------------------------

                  March 2004         $       0.00  $      0.00
                  June 2004          $       0.00  $      0.00
                  September 2004     $       0.00  $      0.00
                  December 2004      $       0.02  $      0.02
                  March 2005         $       0.25  $      0.25
                  June 2005          $       0.25  $      0.25
                  September 2005     $       0.25  $      0.25
                  December 2005      $       0.25  $      0.25

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

We had requested J. Alexander Securities to act as a market maker for 649.com.
J. Alexander Securities filed a 15(c) 2(11) with the National Association of Securities Dealers (NASD).

In July 2004, we decided to terminate our business relationship with J. Alexander Securities, as they were unable to achieve the mandate. We have, subsequently, requested that Pennaluna & Company act as a market maker for 649.com.

HOLDERS

As of December 31, 2005 we had 95 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31st 2005, without registration under the Securities Act of 1933, as amended.

          --------------------------------------------------------------
          NAME  DATE ACQUIRED  NUMBER OF SHARES  AGGREGATE CONSIDERATION
          --------------------------------------------------------------
          NIL
          --------------------------------------------------------------

          --------------------------------------------------------------

          --------------------------------------------------------------

          --------------------------------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The consolidated financial statements at December 31, 2005 have been prepared assuming we will continue as a going concern. Since inception, we have suffered recurring losses, net cash outflows from operations and, at December 31 2005, had a working capital deficiency of $593,611. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances, related party and non-related party loans in order to meet our strategic objectives. Management believes that sufficient funding will be available to continue operations but is currently evaluating financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue with our efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years ending December 31 2005 and 2004 are not indicative of our current business plan and operations. During the years ended December 31 2005 and 2004, we had no revenue and were in the development stage.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 AND TWELVE MONTHS ENDED DECEMBER 31, 2004

Revenue: We had no revenue for the twelve months ended December 31, 2005 nor for the twelve months ended December 31, 2004.

General and Administrative Operating Expenses: Our operating expenses were $17,895 for the year ending December 31st 2005, compared to $52,141 in fiscal 2004, a decrease of $141,820. The Company did not require consulting services or web hosting during 2005. The decrease in expenses during 2005 was mainly attributed to the reduction of general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position increased to $3,244 on December 31, 2005 from $2,870 on December 31, 2004. Advances from non-related parties of $44,817 funded operations during the year ended December 31, 2005.

The working capital deficit at December 31 2005 is $593,611 as compared to $592,226 at December 31 2004.

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

Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of December 31, 2005.

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

ITEM 7. FINANCIAL STATEMENTS



                                  649.COM INC.

                         (A Development Stage Company)

                        REPORT AND FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                             (Stated in US Dollars)
                              --------------------





  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

                                                         December 31,    December 31,
                                                             2005            2004
                                                              $               $
                                                         (unaudited)      (audited)
--------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                            3,244           2,870
Prepaid                                                            70               -
--------------------------------------------------------------------------------------

Total Assets                                                    3,314           2,870
======================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                                     123,154         147,298
Accrued liabilities                                             4,000           3,000
Due to stockholders (Note 4)                                    8,242           8,242
Due to non-related parties (Note 5)                           461,529         436,556
--------------------------------------------------------------------------------------

Total Current Liabilities                                     596,925         595,096
--------------------------------------------------------------------------------------

Stockholders' Deficit

Preferred stock:
    Authorized: 5,000,000 with a par value of $0.001                -               -
    Issued and outstanding: None

Common stock:
    Authorized: 50,000,000 with a par value of $0.001
    Issued and outstanding: 475,206 common shares                 475             475

Additional Paid-in Capital                                  1,577,603       1,577,603

Donated Capital (Notes 4 and 5)                               543,902         481,199

Deficit Accumulated During the Development Stage           (2,715,591)     (2,651,503)
--------------------------------------------------------------------------------------

Total Stockholders' Deficit                                  (593,611)       (592,226)
--------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                     3,314           2,870
======================================================================================

     (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

                                                                             Accumulated from
                                                                              June 13, 1990
                                                 Year Ended                 (Date of Inception)
                                      December 31,        December 31,       to December 31,
                                          2005                2004                 2005
                                           $                   $                    $
                                      (unaudited)          (audited)           (unaudited)
-----------------------------------------------------------------------------------------------
Revenue                                            -                   -                45,500
-----------------------------------------------------------------------------------------------


Expenses

Asset written-off                                  -                   -                90,188
Consulting fees                                    -                   -               140,000
Depreciation and amortization                      -                   -                 4,111
General and administrative                    17,895              52,141               649,135
Internet and web hosting fees                      -                   -                85,000
Research and development                           -                   -               124,650
Stock-based compensation                           -                   -             1,434,822
-----------------------------------------------------------------------------------------------

Total Expenses                                17,895              52,141             2,527,906
-----------------------------------------------------------------------------------------------

Net Loss from Operations                     (17,895)            (52,141)           (2,482,406)

Other (income) Expense

Debt settlement                              (20,000)            (76,000)             (179,512)
Interest expense (Note 4 and 5)               66,193              65,337               412,697
-----------------------------------------------------------------------------------------------

Net Loss for the Period                      (64,088)            (41,478)           (2,715,591)
===============================================================================================

Basic and Diluted loss per share               (0.13)              (0.09)
===============================================================================================

Weighted average number of
common shares outstanding                    475,206             475,206
==============================================================================================

          (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

                                                                                                               Accumulated from
                                                                                      Year Ended                June 13, 1990
                                                                                                             (Date of Inception)
                                                                              December 31,    December 31,     to December 31,
                                                                                  2005            2004               2005
                                                                                   $               $                  $
                                                                              (unaudited)      (audited)         (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                                                           (64,088)        (41,478)           (2,715,591)

Adjustments to reconcile net loss to cash
    Stock-based compensation                                                             -               -             1,434,822
    Depreciation and amortization                                                        -               -                 4,111
    Imputed interest                                                                62,073          65,032               408,902
    Gain on settlement of debt                                                     (20,000)              -              (179,512)
    Write off of assets                                                                  -               -                90,188
    Proceeds of equipment and software for consulting services                           -               -                 3,838
    Shares issued for domain name                                                        -               -                25,000
    Donated consulting services                                                          -               -               135,000

Changes in operating assets and liabilities
    Decrease in prepaid expenses and other current assets                              (70)             19               (26,070)
    (Decrease) Increase in accounts payable and accrued liabilities                 (3,144)        (35,926)              306,666
---------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                              (24,599)        (12,353)             (512,646)
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Acquisition of equipment and software                                                    -               -               (55,295)
Cash acquired in acquisition                                                             -               -                (7,296)
---------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                    -               -               (62,591)
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Common stock issued for cash                                                             -               -               239,000
Advances from related parties                                                            -               -                 8,242
Advances from non-related parties                                                   44,817          15,142               461,900
Repayments of non-related party loans                                              (19,844)              -              (130,661)
---------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                           24,973          15,142               578,481
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Increase (Decrease) in Cash                                                            374           2,789                 3,244

Cash - Beginning of Period                                                           2,870              81                     -
=================================================================================================================================

Cash - End of Period                                                                 3,244           2,870                 3,244
=================================================================================================================================

Non-Cash Financing Activities

During the year ended December 31, 1999, the Company issued 6,500,000                    -               -              (220,383)
shares of its common stock, acquired assets of $155,722, and assumed liabilities of $276,155 in connection with its acquisition of 649.com, Inc.

Shares issued for stock compensation to officers                                         -               -             1,434,822
Shares issued for domain name                                                            -               -                25,000
Shares issued for settlement of debt                                                                                      98,600
=================================================================================================================================

Supplemental Disclosures

Interest paid                                                                            -               -                     -
Income taxes paid                                                                        -               -                     -
=================================================================================================================================

                        (The Accompanying Notes are an Integral Part of These Financial Statements)

(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From June 13, 1990 (Date of Inception) to December 31, 2005
(Expressed in U.S. Dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                           Additional              During the
                                                    (Note 6(b))             Paid-in     Donated    Development
                                                      Shares     Amount     Capital     Capital       Stage         Total
                                                         #          $          $           $            $             $
Balance - June 13, 1990 (Date of Inception)                   -        -            -          -             -             -
Shares issued for organizational costs                      692        1        1,038          -             -         1,039
Net loss for the period ended December 31, 1991
through 1995                                                  -        -            -          -        (1,000)       (1,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1995                                 692        1        1,038          -        (1,000)           39
Shares issued for cash                                      177        -       26,500          -             -        26,500
Net loss for the year                                         -        -            -          -       (21,569)      (21,569)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996                                 869        1       27,538          -       (22,569)        4,970
Shares issued for cash                                      667        1        9,999          -             -        10,000
Net loss for the year                                         -        -            -          -       (12,218)      (12,218)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                               1,536        2       37,537          -       (34,787)        2,752
Shares issued for cash                                    2,000        2       29,998          -             -        30,000
Shares issued for cash                                      767        1       11,499          -             -        11,500
Rounding of fractional shares                               235        -            -          -             -             -
Net loss for the year                                         -        -            -          -       (42,535)      (42,535)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                               4,538        5       79,034          -       (77,322)        1,717
Shares issued for professional services                   2,218        2       44,370          -             -        44,372
Shares issued to officers for services                      500        -        5,250          -             -         5,250
Shares issued for cash and compensation                 100,000      100      999,900          -             -     1,000,000
Stock options and common stock earned by officers             -        -      391,250          -             -       391,250
Shares issued in connection with acquisition             65,000       65          (65)         -             -             -
Other reduction in connection with acquisition                -        -     (220,383)         -             -      (220,383)
Shares issued for cash                                    3,000        3      149,997          -             -       150,000
Net loss for the year                                         -        -            -          -    (1,648,552)   (1,648,552)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                             175,256      175    1,449,353          -    (1,725,874)     (276,346)
Shares issued to officers for services                    4,950        5        4,945          -             -         4,950
Imputed interest                                              -        -            -     67,774             -        67,774
Net loss for the year                                         -        -            -          -      (341,959)     (341,959)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                             180,206      180    1,454,298     67,774    (2,067,833)     (545,581)
Shares issued for acquisition of domain name              5,000        5       24,995          -             -        25,000
Imputed interest                                              -        -            -     75,380             -        75,380
Net loss for the year                                         -        -            -          -       (77,283)      (77,283)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                             185,206      185    1,479,293    143,154    (2,145,116)     (522,484)
Shares issued to settle debt                            290,000      290       98,310                        -        98,600
Imputed interest                                              -        -            -     75,148             -        75,148
Net loss for the year                                         -        -            -          -      (208,083)     (208,083)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002                             475,206      475    1,577,603    218,302    (2,353,199)     (556,819)
Imputed interest                                              -        -            -     62,865             -        62,865
Consulting services                                           -        -            -    135,000             -       135,000
Net loss for the year                                         -        -            -          -      (256,826)     (256,826)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003                             475,206      475    1,577,603    416,167    (2,610,025)     (615,780)
Imputed interest                                              -        -            -     65,032             -        65,032
Net loss for the year                                         -        -            -          -       (41,478)      (41,478)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004                             475,206      475    1,577,603    481,199    (2,651,503)     (592,226)
Imputed interest                                              -        -            -     62,703             -        62,703
Net loss for the year                                         -        -            -          -       (64,088)      (64,088)
Balance - December 31, 2005                             475,206      475    1,577,603    543,902    (2,715,591)     (593,611)
=============================================================================================================================
</F>

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2005, the Company has not recognized any revenue, has a working capital deficit of $593,611, and has accumulated operating losses of $2,715,591 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


2.   Significant Accounting Principles

     a)   Basis of Accounting

          These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States dollars.

     b)   Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, 649.com, Inc.

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

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)

2.   Significant  Accounting  Principles  (continued)

     j)   Software Development Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of December 31, 2005.

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

     m)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

4.   Related Party Transactions

     As of December 31, 2005, the Company owes a significant stockholder, Intrepid, $8,242 (2004: $8,242). The amount owing is non-interest bearing, unsecured and due upon demand. During the year ended December 31, 2005 imputed interest of $1,236 (2004: $1,236) was charged to operations and treated as donated capital.

5.   Due to Non-Related Parties

     Non-interest bearing amounts owing to non-related parties of $461,529 as of December 31, 2005 (2004: $427,252) are due on demand and are unsecured. During the year ended December 31, 2005 imputed interest of $64,957 (2004:
     $63,796) was charged to operations and treated as donated capital.

     Interest bearing notes are owing to non-related parties of $52,792 (2004 - $9,304) as follows:

     a) On April 15, 2005, the Company settled its payables with Pannel Kerr Forster Chartered Accountants for the amount of $The promissory note is unsecured, bears interest at 8% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on July 2, 2006.

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

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)

6.   Common Stock

     a) The Company has a Stock Option Plan approved and registered. Pursuant to this plan, the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at December 31, 2005 and 2004 there were no outstanding stock options.

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

7.   Income Taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has U.S. net federal operating tax losses of $1,029,000 to offset future years taxable income expiring from 2005 through 2018.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                    2005       2004
                                      $          $
     Net Operating Income (Loss)   (17,895)   (52,141)
     Statutory Tax Rate                 34%        34%
     Effective Tax Rate                  -          -
     Deferred Tax Asset              6,084     17,728
     Valuation Allowance            (6,084)   (17,728)
     -------------------------------------------------

     Net Deferred Tax Asset              -          -
     =================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)

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

We have appointed Manning Elliott of Vancouver, Canada, as our auditors. The financial statements for the last five fiscal years ended December 31 2004, 2003, 2002, 2001 and 2000 have been audited by Manning Elliott. The fiscal years ending December 31 2004, included in this report, have been audited by Manning Elliott, as set forth in their report included herein.

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

IDENTIFICATION OF DIRECTORS AND OFFICERS

        ------------------------------------------------------------------------
              NAME                     AGE                   TITLE
        ------------------------------------------------------------------------
              John Buddo (1)            38      Director / President
        ------------------------------------------------------------------------
              Mark Glusing (2)          34      Director / President
        ------------------------------------------------------------------------
              Cary C. Martin (3)        54      Director / Secretary / Treasurer
        ------------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

We did not pay any director's fees for the latest fiscal year ended December 31, 2005 or for the fiscal year ended in Dec 31 2004.

The Company may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                                  SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                                     Long Term Compensation
                                                                            ---------------------------------------
                                          Annual Compensation                        Awards            Payouts
------------------------------------------------------------------------------------------------------------------------------
            (a)                (b)       (c)          (d)          (e)          (f)          (g)          (h)          (i)
------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position   Year     Salary        Bonus        Other     Restricted   Securities      LTIP       All Other
                                         ($)          ($)        Annual        Stock     Underlying       Pay        Compen-
                                                                 Compen-      Awards      Options/     outs ($)    sation ($)
                                                               sation ($)                 SARS (#)
------------------------------------------------------------------------------------------------------------------------------
Anthony Mark (1)               2002   CDN$10,000
------------------------------------------------------------------------------------------------------------------------------
John Buddo (2)                 2002            0
                               2003            0
------------------------------------------------------------------------------------------------------------------------------
Mark Glusing (3)               2002            0
                               2003            0
                               2004            0
------------------------------------------------------------------------------------------------------------------------------
Cary Martin (4)                2003            0
                               2004            0
                               2005            0
------------------------------------------------------------------------------------------------------------------------------

1    Mr. Mark was appointed as a Director and President in July, 2000. He resigned his offices and as a director on July 20, 2002.
2    Mr. Buddo was appointed as a Director and President on July 20, 2002. He resigned his offices and as a director on December
     30, 2003.
3    Mr. Glusing was appointed as a Director and Secretary/Treasurer on December 4th 2002. On December 30th 2003 he resigned his office as Secretary/Treasurer and was appointed as President. On June 7, 2005 he resigned his office as President of the company.
4    Mr. Martin was appointed as a Director and Secretary/Treasurer on December 30, 2003. On June 7, 2005 he resigned his office as Secretary/Treasurer and was appointed as President.

OPTIONS/SAR GRANTS

We did not issue any options or SARs during the year ended December 31, 2005.

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

REPORT ON REPRICING OF OPTIONS/SAR

We did not reprice any options or SARs during the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 1st 2006, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of 649.com, and (iii) all directors and executive officers of us as a group. The computation is based upon 475,206 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------------
NAME AND ADDRESS                         NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF
                                                     OWNED                  CLASS
--------------------------------------------------------------------------------------
498534 Alberta Inc.
5127 Pineridge, RR1 S4 C6                                       25,000          5.261%
Peachland, BC V0H 1Y0
--------------------------------------------------------------------------------------
CEDE & Co.
PO Box 222 Bowling Green Station                               123,400         25.968%
New York, NY  10274
--------------------------------------------------------------------------------------
Antico Holdings AVV
7 Abraham de Veerstraat, P.O. Box 840                           48,333         10.171%
Curacao, Netherlands Antilles
--------------------------------------------------------------------------------------
Cecil Morris
93 East Lake Drive, Marina Da Gama                              48,333         10.171%
Cape Town, South Africa 7945
--------------------------------------------------------------------------------------
Hokley Limited
41 - 46 Acropolis Avenue                                        48,333         10.171%
4th Floor, Office 401, P.O. Box 28697
Nicosis, Cyprus CY2031
--------------------------------------------------------------------------------------
Polygosis Software Limited
35 Barrack Road, Suite 302, PO Box 1074                         48,333         10.171%
Belize City, Belize C.A.
--------------------------------------------------------------------------------------
WebLink Management Limited
Marlow House, Lloyds Avenue                                     48,333         10.171%
London, UK EC3N 3AL
--------------------------------------------------------------------------------------
Zurich Capital Corporation A.V.V.
7 Abraham de Veerstraat, P.O. Box 840                           48,333         10.171%
Curacao, Netherlands Antilles
--------------------------------------------------------------------------------------
Directors and Officers as a Group                                  250          0.053%
--------------------------------------------------------------------------------------
TOTAL:                                                         438,648         92,308%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
     2.1*       Form 8-K filed on Aug 5 2005 re. Promissory Note
     2.2*       Form 8-K filed on Jun 7 2005 re. Director Resignation
     2.3*       Form 8-K filed on Feb 24 2005 re. Promissory Note
     2.4*       Form 8-K filed on Feb 17 2005 re. Promissory Note
    31.1        302 Certification for the Chief Executive Officer
    32.1        906 Certification for the Chief Executive Officer

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

                                 2005     $4,500
                                 2004     $6,050

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

649.COM INC.
(Registrant)


/s/ Cary Martin                         Date: April 6, 2006
-------------------------
Cary Martin
President / Director


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Cary Martin                         Date: April 6, 2006
-------------------------
Cary Martin
President / Director