Form 10QSB
period 2006-03-31
649 COM INC
filed 2006-05-19
CIK 1098344

---------------------------
                                                            OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:       3235-0416
                                                     Expires:     March 31, 2007
                                                     Estimated average burden
                                                     hours per response      182
                                                     ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   ----------------    ----------------

                                  649.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                        0-30381               760495640
  --------------------------------    -----------------    -------------------
  (State or other jurisdiction of     (Commission File        (IRS Employer
  incorporation or organization)           Number)         Identification No.)


       Suite 206, 388 Drake Street                         V6B 6A8
  Vancouver, British Columbia, Canada
------------------------------------------   -----------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number
(including area code)                                   (604) 648-2090
                                        -------

------------------------------------------   -----------------------------------
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

Yes  [ ]   No  [X]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 475,206 COMMON SHARES AS AT MAY 17, 2006.
Confirm outstanding shares with Transfer Agent

Transitional Small Business Disclosure Format:

Yes  [ ]   No  [X]
(Check one)


--------------------------------------------------------------------------------

                                  649.COM INC.
                          (A Development Stage Company)

                                   FORM 10-QSB

PART I -   FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS
Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . F-6

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . F-8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. .  14

ITEM 3.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  15

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  16

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .  16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  16

ITEM 5.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .16


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

                                                                         Index
Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . .   F-2

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .   F-3

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . F-4


--------------------------------------------------------------------------------

649.com, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(unaudited)

                                                           March 31,        December 31,
                                                             2006               2005
                                                               $                  $
                                                      (Non-consolidated)   (Consolidated)
==========================================================================================
ASSETS

Current Assets

Cash                                                               2,727            3,244
Prepaid                                                               40               70
------------------------------------------------------------------------------------------

Total Assets                                                       2,767            3,314
==========================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable (Note 3)                                        122,957          123,154
Accrued liabilities                                                    -            4,000
Due to stockholders (Note 4)                                       8,242            8,242
Due to non-related parties (Note 5)                              462,568          461,529
------------------------------------------------------------------------------------------

Total Current Liabilities                                        593,767          596,925
------------------------------------------------------------------------------------------

Stockholders' Deficit

Preferred stock:
  Authorized: 5,000,000 with a par value of $0.001
  Issued and outstanding: None                                         -                -

Common stock:
  Authorized: 50,000,000 with a par value of $0.001
  Issued and outstanding: 475,206 common shares                      475              475

Additional Paid-in Capital                                     1,577,603        1,577,603

Donated Capital (Notes 4 and 5)                                  559,539          543,902

Deficit Accumulated During the Development Stage              (2,728,617)      (2,715,591)
------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                     (591,000)        (593,611)
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        2,767            3,314
==========================================================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                                            Accumulated from
                                                                             June 13, 1990
                                             Three Months Ended           (Date of Inception)
                                        March 31,          March 31,         to March 31,
                                          2006               2005                2006
                                            $                  $                   $
                                    (Non-consolidated)   (Consolidated)    (Non-consolidated)
==============================================================================================
Revenue                                              -                -                45,500
----------------------------------------------------------------------------------------------

Expenses

Asset written-off                                    -                -                90,188
Consulting fees                                      -                -               140,000
Depreciation and amortization                        -                -                 4,111
General and administrative                      (3,711)           5,092               645,424
Internet and web hosting fees                        -                -                85,000
Research and development                             -                -               124,650
Stock-based compensation                             -                -             1,434,822
----------------------------------------------------------------------------------------------

Total Expenses                                  (3,711)           5,092             2,524,195
----------------------------------------------------------------------------------------------

Net Income (Loss) from Operations                3,711           (5,092)           (2,478,695)

Other (income) Expense

Debt settlement                                      -          (20,000)             (179,512)
Interest expense (Note 4 and 5)                 16,737           16,387               429,434
----------------------------------------------------------------------------------------------

Net Loss for the Period                        (13,026)          (1,479)           (2,728,617)
==============================================================================================

Basic and Diluted loss per share                     -                -
==============================================================================================

Weighted average number of common
shares outstanding                             475,206          475,206
==============================================================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                              Accumulated from
                                                                                                               June 13, 1990
                                                                                Three Months Ended          (Date of Inception)
                                                                           March 31,          March 31,         to March 31,
                                                                             2006               2005                2006
                                                                               $                  $                  $
                                                                      (Non-consolidated)   (Consolidated)    (Non-consolidated)
================================================================================================================================
Cash Flows To Operating Activities

Net loss                                                                         (13,026)          (1,479)           (2,728,617)

Adjustments to reconcile net loss to cash
  Stock-based compensation                                                             -                -             1,434,822
  Depreciation and amortization                                                        -                -                 4,111
  Imputed interest                                                                15,637           15,843               424,539
  Gain on settlement of debt                                                           -          (20,000)             (179,512)
  Write off of assets                                                                  -                -                90,188
  Proceeds of equipment and software for consulting services                           -                -                 3,838
  Shares issued for domain name                                                        -                -                25,000
  Donated consulting services                                                          -                -               135,000

Changes in operating assets and liabilities
  Decrease in prepaid expenses and other current assets                               30                -               (26,040)
  (Decrease) Increase in accounts payable and accrued liabilities                 (4,197)          (2,340)              302,469
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                             (1,556)          (7,976)             (514,202)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Acquisition of equipment and software                                                  -                -               (55,295)
Cash acquired in acquisition                                                           -                -                (7,296)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                  -                -               (62,591)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

Common stock issued for cash                                                           -                -               239,000
Advances from related parties                                                          -                -                 8,242
Advances from non-related parties                                                      -           29,145               461,900
Repayments of non-related party loans                                              1,039          (19,473)             (129,622)
--------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                          1,039            9,672               579,520
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

Increase (Decrease) in Cash                                                         (517)           1,696                 2,727

Cash - Beginning of Period                                                         3,244            2,870                     -
--------------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                               2,727            4,566                 2,727
================================================================================================================================

Non-Cash Financing Activities

During the year ended December 31, 1999, the Company issued
6,500,000 shares of its common stock, acquired assets of
155,722, and assumed liabilities of $276,155 in connection with its
acquisition of 649.com, Inc.                                                           -                -              (220,383)

Shares issued for stock compensation to officers                                       -                -             1,434,822
Shares issued for domain name                                                          -                -                25,000
Shares issued for settlement of debt                                                                                     98,600
================================================================================================================================

Supplemental Disclosures

Interest paid                                                                          -                -                     -
Income taxes paid                                                                      -                -                     -
================================================================================================================================

  (The Accompanying Notes are an Integral Part of These Financial Statements)

649.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

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

     The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006, the Company has not recognized any revenue, has a working capital deficit of $590,000, and has accumulated operating losses of $2,728,617 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.   Significant  Accounting  Principles

     a)   Basis  of  Accounting

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in United States dollars.

     b)   Consolidation

          The consolidated financial statements for the year ending December 31, 2005 include the accounts of the Company and its wholly-owned Canadian subsidiary, 649.com, Inc. The financial statements for the period ending March 31, 2006 are non-consolidated because 649.com, Inc. was dissolved and struck from the Alberta Corporate Registration System on October 2, 2005. It was dormant and had no material assets or liabilities.

649.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

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

649.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.   Significant  Accounting  Principles  (continued)

     i)   Concentration  of  Credit  Risk

          Financial instruments that potentially subject the Company to credit risk consist of cash, accounts payable, accrued liabilities, and amounts due to stockholders and non-related parties. Cash was deposited with a high credit quality institution.

     j)   Software  Development  Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of March 31, 2006.

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

     m)   Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

649.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

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

     o)   New  Accounting  Standards

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material affect on the accompanying financial statements.

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

4.   Related  Party  Transactions/Balances

     As of March 31, 2006, the Company owes a significant stockholder, Intrepid, $8,242 (2005: $8,242). The amount owing is non-interest bearing, unsecured and due upon demand. During the three-month period ended March 31, 2006 imputed interest of $309 (2004: $309) was charged to operations and treated as donated capital.

649.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.   Due to  Non-Related  Parties

     Non-interest bearing amounts owing to non-related parties of $462,568 as of March 31, 2006 (2005: $446,228) are due on demand and are unsecured. During the three-month period ended March 31, 2006 imputed interest of $15,637 (2005: $15,843) was charged to operations and treated as donated capital.

     Interest bearing notes are owing to non-related parties of $53,894 as follows:

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

6.   Common  Stock

     The Company has a Stock Option Plan approved and registered. Pursuant to this plan, the Company can issue up to 10% of the outstanding common shares on December 1 of each year to certain key directors and employees. As at March 31, 2006 and December 31, 2005 there were no outstanding stock options.

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $2,728,617 and has a working capital deficit of $591,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2006 ("2006") compared to the three months ended March 31, 2005 ("2005"):

The Company has no revenue for 2006 and 2005. Expenses decreased by $8,803 to negative $3,711 in 2006 as compared to $5,092 in 2005. The decrease in expenses is attributed to the reversal of accrued accounting fee.

The net loss for 2006 was $13,026 as compared to $1,479 in 2005. One of the contributing factors to the decrease in 649.com's net loss in 2005 were the agreements the Company entered into to arrange for the cancellation of debt. Our net loss per share for 2006 and 2005 are $nil.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2006 the Company had cash and cash equivalents totaling $2,727 compared to $3,244 at December 31, 2005.


--------------------------------------------------------------------------------

The Company received no cash advances of from a non-related party in 2006 (2005-$29,145) and the cash position has decreased during 2006 to $2,727 and our working capital deficit, as at March 31, 2006, is $591,000.

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2006.

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

                                             Date: May 17, 2006
-----------------------------------
Cary C. Martin                               /s/ Cary C. Martin
President / Director

In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Date: May 17, 2006
-----------------------------------
Cary C. Martin                               /s/ Cary C. Martin
President / Director


--------------------------------------------------------------------------------
                                                                         Page 17